Form 10-K/A
period 2020-12-31
Senior Connect Acquisition Corp. I
filed 2021-07-15
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of July 15, 2021, the Registrant had 41,400,000 shares of its Class A common stock, $0.0001 par value per share, and 10,350,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Senior Connect Acquisition Corp. I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Senior Connect Acquisition Corp. I, for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 15, 2020, our outstanding warrants to purchase our common stock (the “warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, we have concluded that our warrants that were issued in our initial public offering and private placement will be presented as liabilities with subsequent fair value remeasurement in accordance with the SEC Staff Statement.

Therefore, we, in consultation with the audit committee (the “Audit Committee”) of the board of directors, concluded that our previously issued financial statements as of and for the period from August 27, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) will be restated in light of the SEC Staff Statement’s guidance around accounting for certain warrants.

Historically, the warrants were reflected as a component of equity, in accordance with prior recognized guidelines, as opposed to liabilities on the balance sheets, and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with this historical interpretation of the specific provisions within the warrant agreement and our application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued on December 15, 2020, in light of the SEC Staff’s published views in the SEC Staff Statement. Based on this reassessment, we determined that the warrants will be reclassified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period going forward.

This change in accounting for the warrants did not have any impact on our liquidity, cash position or revenues, in all of the Affected Periods, or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Item 8, Financial Statements and Supplementary Data and Item 9A, Controls and Procedures, of the Original Filing are hereby amended and restated in their entirety with modifications as necessary to reflect this restatement necessitated by the SEC Staff Statement. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment No. 1.

This Amendment No. 1 reflects events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

The statements contained in this report that are not purely historical are forward-looking statements. Our forward- looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward- looking statements in this Amended Report on Form 10-K (the “Annual Report on Form 10-K” or “Annual Report”) may include, for example, statements about:

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are deemed to be similar to those contained in the warrant agreement governing our warrants and those of other SPAC entities. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our public warrants and our private placement warrants, and determined to reclassify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, now included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations in the period of change. As a result of this recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize going forward non-cash gains or losses on our warrants each reporting period until exercised and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020 solely related to the accounting for our warrants in accordance with the guidance set forth in the SEC Staff Statement. If we are unable to develop and maintain an effective system of internal control over financial reporting going forward, we may not be able to accurately report our financial results in a timely manner, which may adversely effect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate for us to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We have determined to classify this circumstance as a material weakness.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken certain actions and continue to evaluate steps to prevent as possible the necessity for restatements going forward. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports. In addition to applicable stock exchange listing requirements, investors may in such event lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of material weaknesses in our internal control over financial reporting.

The restatement described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims under federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Restatement

In this Amendment No. 1 to our annual report filed on Form 10-K, we are restating our audited financial statements as of and for the period from August 27, 2020 (inception) through December 31, 2020.

The restatement results from our prior accounting for our warrants issued in connection with initial public offering and private placement in December 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 15, 2020, our warrants were accounted for as equity within our balance sheets, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, we, in consultation with our Audit Committee, concluded that our previously issued financial statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our warrants and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within its warrant agreement and our application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued in December 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, total cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, management determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of our warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amendment No. 1.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from August 27, 2020 (inception) through December 31, 2020 we had net loss of approximately $7.0 million, which consisted of approximately $41,000 in general and administrative expenses, $5,000 of administrative fees – related party, approximately $69,000 of franchise tax expenses, change in fair value of warrant liabilities of approximately $6.2 million, offering costs associated with issuance of public and private warrants of approximately $661,000, offset by approximately $2,000 in interest income on the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering, Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 37,230,600 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement in the calculation of diluted loss per common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

Our statement of operations include a presentation of loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common stock, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of loss on marketable securities held by the Trust Account, net of applicable franchise taxes, by the weighted average number of Class A Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Class B common stock and non-redeemable shares of Class A common stock. Non-redeemable common stock participates in the loss on marketable securities based on non-redeemable shares’ proportionate interest.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 30,980,000 common shares warrants in connection with our Initial Public Offering (20,700,000) and Private Placement (10,280,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement have been estimated using Monte-Carlo simulations at each balance sheet date.

Recent Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-23 comprising a portion of this Annual Report on Form 10-K.

SENIOR CONNECT ACQUISITION CORP. I

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Senior Connect Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Senior Connect Acquisition Corp. I (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As disclosed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 27, 2020 (inception) through December 31, 2020, have been restated.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 31, 2021 except for the effects of the restatement discussed in Note 2, as to which the day is July 15, 2021.

SENIOR CONNECT ACQUISITION CORP. I

CONSOLIDATED BALANCE SHEET

December 31, 2020 (Restated)

Assets:
Current assets:
Cash	$891,720
Prepaid expenses	607,850
Total current assets	1,499,570
Investments held in Trust Account	414,001,702
Total Assets	$415,501,272

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,015
Accrued expenses	70,000
Accrued expenses - related party	5,000
Franchise tax payable	69,449
Total current liabilities	160,464
Derivative warrant liabilities	23,544,800
Deferred underwriting commissions	14,490,000
Total Liabilities	38,195,264

Commitments & Contingencies

Class A common stock, 0.0001 par value; 37,230,600 shares subject to possible redemption at $10.00 per share	372,306,000

Stockholders’ Equity:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; 4,169,400 shares issued and outstanding (excluding 37,230,600 shares subject to possible redemption)	417
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	11,969,202
Accumulated deficit	(6,970,646)
Total stockholders’ equity	5,000,008
Total Liabilities and Stockholders’ Equity	$415,501,272

See accompanying notes to consolidated financial statements

SENIOR CONNECT ACQUISITION CORP. I

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from August 27, 2020 (inception) through December 31, 2020 (Restated)

General and administrative expenses	$40,752
Administrative fees - related party	5,000
Franchise tax expenses	69,449
Total operating expenses	(115,201)
Change in fair value of warrant liabilities	(6,196,000)
Offering costs associated with issuance of public and private warrants	(661,147)
Net gain from investments held in Trust Account	1,702
Net loss	$(6,970,646)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	37,818,265

Basic and Diluted net income per share, Class A common stock subject to possible redemption	$0.00

Weighted average shares outstanding of common stock, basic and diluted	9,830,094

Basic and diluted net loss per share, common stock	$(0.71)

See accompanying notes to consolidated financial statements

SENIOR CONNECT ACQUISITION CORP. I

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from August 27, 2020 (inception) through December 31, 2020 (Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 27, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	10,350,000	1,035	23,965	-	25,000
Sale of units in initial public offering, less derivative liabilities for public warrants	41,400,000	4,140	-	-	402,403,860	-	402,408,000
Offering costs	-	-	-	-	(22,679,546)	-	(22,679,546)
Excess cash received over the fair value of the private warrants	-	-	-	-	4,523,200	-	4,523,200
Initial value of common stock subject to possible redemption	(39,589,874)	(3,959)	-	-	(395,894,781)	-	(395,898,740)
Change in value of common stock subject to possible redemption	2,359,274	236	-	-	23,592,504	-	23,592,740
Net loss	-	-	-	-	-	(6,970,646)	(6,970,646)
Balance - December 31, 2020 (restated)	4,169,400	$417	10,350,000	$1,035	$11,969,202	$(6,970,646)	$5,000,008

See accompanying notes to consolidated financial statements

SENIOR CONNECT ACQUISITION CORP. I

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from August 27, 2020 (inception) through December 31, 2020 (Restated)

Cash Flows from Operating Activities:
Net loss	$(6,970,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	6,196,000
Offering costs associated with issuance of public and private warrants	661,147
Net gain from investments held in Trust Account	(1,702)
Changes in operating assets and liabilities:
Prepaid expenses	(607,850)
Accounts payable	16,015
Accrued expenses - related party	5,000
Franchise tax payable	69,449
Net cash used in operating activities	(632,587)

Cash Flows from Investing Activities
Investment held in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	138,788
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	10,280,000
Offering costs paid	(8,780,693)
Repayment of note payable to related party	(138,788)
Net cash provided by financing activities	415,524,307

Net change in cash	891,720

Cash - beginning of the period	-
Cash - end of the period	$891,720

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$14,490,000
Initial value of common stock subject to possible redemption	$378,549,940
Change in value of common stock subject to possible redemption	$(6,243,940)

See accompanying notes to consolidated financial statements

SENIOR CONNECT ACQUISITION CORP. I

RESTATED NOTES TO FINANCIAL STATEMENTS

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

Sponsor and Financing

The Company’s sponsor is Health Connect Acquisitions Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering was declared effective on December 10, 2020. On December 15, 2020, the Company consummated its Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.3 million, inclusive of approximately $14.5 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.3 million (Note 5).

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

The Company will provide holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 5) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

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

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $0.9 million in its operating bank accounts and working capital of approximately $1.4 million (not taking into account tax obligations of approximately $69,000 that may be paid using investment income earned from the Trust Account).

The Company’s liquidity needs prior to the consummation of the Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares (as defined in Note 5), and loan proceeds from related party of approximately $139,000 under the Note (as defined in Note 5). The Company repaid the Note in full on December 16, 2020. Subsequent from the consummation of the Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2—Restatement of Previously Issued Financial Statements

On June 22, 2021, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that, because of a misapplication of the accounting guidance related to its warrants issued in Initial Public Offering and Private Placement in December 2020 (collectively, the “Warrants”), the Company’s previously issued financial statements for the year ended December 31, 2020 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Amendment No. 1 to the Annual Report on Form 10-K (“Annual Report”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 15, 2020, the Company’s Warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the outstanding Warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 15, 2020 in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for the Warrants should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statements of cash flows for the Affected Periods is presented below:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$415,501,272	$-	$415,501,272
Liabilities and shareholders’ equity
Total current liabilities	$160,464	$-	$160,464
Deferred underwriting commissions	14,490,000	-	14,490,000
Warrant liabilities	-	23,544,800	23,544,800
Total liabilities	14,650,464	23,544,800	38,195,264
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	395,850,800	(23,544,800)	372,306,000
Shareholders’ equity
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	181	236	417
Class B ordinary shares - $0.0001 par value	1,035	-	1,035
Additional paid-in-capital	5,112,291	6,856,911	11,969,202
Accumulated deficit	(113,499)	(6,857,147)	(6,970,646)
Total shareholders’ equity	5,000,008	-	5,000,008
Total liabilities and shareholders’ equity	$415,501,272	$-	$415,501,272

	For the Period from August 27, 2020 (Inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$40,752	$-	$40,752
Administrative fees - related party	5,000	-	5,000
Franchise tax expenses	69,449	-	69,449
Loss from operations	(115,201)	-	(115,201)
Change in fair value of warrant liabilities	-	(6,196,000)	(6,196,000)
Offering costs associated with issuance of private placement warrants	-	(661,147)	(661,147)
Net gain from investments held in Trust Account	1,702	-	1,702
Net loss	$(113,499)	$(6,857,147)	$(6,970,646)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	39,589,592	(1,771,327)	37,818,265
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$-	$-	$-
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	9,531,950	298,144	9,830,094
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$(0.70)	$(0.71)

	For the Period from August 27, 2020 (Inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(113,499)	$(6,857,147)	$(6,970,646)
Change in fair value of warrant liabilities	-	6,196,000	6,196,000
Offering costs associated with issuance of public and private warrants	-	661,147	661,147
Net cash used in operating activities	(632,587)	-	(632,587)
Net cash used in investing activities	(414,000,000)	-	(414,000,000)
Net cash provided by financing activities	415,524,307	-	415,524,307
Net change in cash	$891,720	$-	$891,720

In addition, the impact to the balance sheet dated December 15, 2020, filed on Form 8-K on December 21, 2020 related to the impact of accounting for the Warrants as liabilities at fair value resulted in an approximate $17.3 million increase to the derivative warrant liabilities line item at December 15, 2020 and offsetting decrease to the common shares subject to possible redemption temporary equity line item, as well as an increase to additional paid-in capital of $0.7 million and an decrease to the accumulated deficit of $0.7 million. There is no change to total shareholders’ equity at the reported balance sheet date.

Note 3— Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Periods are restated in this Annual Report to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Offering Costs Associated with the Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the common shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 37,230,600 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement in the calculation of diluted loss per common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The Company’s statement of operations include a presentation of loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common stock, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of loss on marketable securities held by the Trust Account, net of applicable franchise taxes, by the weighted average number of Class A Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Class B common stock and non-redeemable shares of Class A common stock. Non-redeemable common stock participates in the loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net loss per common stock:

For the Period from
August 27, 2020 (inception) through
December 31, 2020
Class A common stock subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$1,530
Less: Company’s portion available to be withdrawn to pay taxes	(1,530)
Net income attributable to Class A common stock subject to possible redemption	$-
Denominator:
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	37,818,265
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-

Non-Redeemable Common Stock
Numerator:	-
Net loss	$(6,970,646)
Less: Net income attributable to Class A common stock subject to possible redemption	-
Net loss attributable to non-redeemable common stock	$(6,970,646)
Denominator:
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	9,830,094
Basic and diluted net loss per share, non-redeemable common stock	$(0.71)

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

Derivative Warrant Liabilities (see Note 2)

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 30,980,000 common shares warrants in connection with our Initial Public Offering (20,700,000) and Private Placement (10,280,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each balance sheet date.

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 4—Public Offering

On December 15, 2020, the Company consummated its Public Offering of 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.3 million, inclusive of approximately $14.5 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5—Related Party Transactions

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

Private Placement Warrants

Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.3 million, and incurring offering costs of approximately $8,000.

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

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities (see Note 2)

As of December 31, 2020, the Company had 20,700,000 Public Warrants and 10,280,000 Private Placement Warrants.

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

Note 8—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 41,400,000 shares of Class A common stock issued or outstanding including 37,230,600 shares subject to possible redemption.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy (see Note 2):

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$414,001,702	$-	$-	$-
Liabilities:
Warrant liabilities - public warrants	$-	$-	$15,732,000	$15,732,000
Warrant liabilities - private warrants	$-	$-	$7,812,800	$7,812,800

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the year ended December 31, 2020.

The Company utilized a binomial Monte-Carlo simulation at December 15, 2020 and December 31, 2020 for the public and private warrants, with changes in fair value recognized in the statement of operations. For the year ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of warrant liabilities of approximately $6.2 million presented as change in fair value of warrant liabilities on the accompanying statement of operations.

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2020 is summarized as follows:

Derivative warrant liabilities at August 27, 2020 (inception)	$-
Issuance of public and private warrants	17,348,800
Change in fair value of warrant liabilities	6,196,000
Derivative warrant liabilities at December 31, 2020	$23,544,800

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 15, 2020	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.72	$9.91
Term (in years)	6.50	6.44
Volatility	11.3%	13.0%
Risk-free rate	0.59%	0.57%
Dividend yield	-	-

Note 10—Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and, along with the change in fair value of the warrant liabilities and related offering costs, are not currently deductible.

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

For the Period from
August 27, 2020 (inception) through
December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liabilities and related offering costs	(20.7)%
Change in valuation allowance	(0.3)%
Income tax provision expense	0.0%

Note 11—Subsequent Events

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020 because of a material weakness in our internal control over financial reporting due solely to the matters reported in this filing, which have occurred as a result of the guidance set forth in the SEC Staff Statement. In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures going forward will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year covered by this Annual Report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been previously identified. Management has implemented remediation steps to address the circumstances causing this restatement and to enhance our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Name and Address of Beneficial Owner(1)	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class B Common Stock
Health Connect Acquisitions Holdings LLC(2)(3)	—	—	10,350,000	100%
Richard T. Burke(2)(3)	—	—	10,350,000	100%
Isaac Applbaum(2)(3)	—	—	10,350,000	100%
Ryan Burke(2)(3)	—	—	10,350,000	100%
Steven Schwartz	—	—	—	—
Jeffrey A. Leerink	—	—	—	—
Lee Shapiro	—	—	—	—
Mark A. Thierer	—	—	—	—
All executive officers and directors as a group (7 individuals)	—	—	10,350,000	100%
Aristeia Capital, L.L.C.(4)	2,125,000	5.1%	—	—
Eminence Capital, LP and Ricky C. Sandler(5)	3,072,278	7.4%	—	—

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 7114 East Stetson Drive, Suite 400, Scottsdale, AZ 85251.
(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.
(3)	Health Connect Acquisitions Holdings LLC is the record holder of the shares reported herein. Each of Messrs. Applbaum, Richard T. Burke and Ryan Burke are the managers of Health Connect Acquisitions Holdings LLC. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual manager exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.
(4)	According to a Schedule 13G filed on February 16, 2021, Aristeia Capital, L.L.C., a Delaware limited liability company, is the investment manager of, and has voting and investment control with respect to the 2,125,000 shares of Class A common stock held by, one or more private investment funds. The business address for this stockholder is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(5)	According to a Schedule 13G filed on February 16, 2021, Eminence Capital, LP serves as the management company or investment adviser to, and may be deemed to have shared voting and dispositive power over the 3,072,278 shares of Class A common stock held by, various investment funds and separately managed accounts under its management and control. The general partner of Eminence Capital, LP is Eminence Capital GP, LLC, the sole managing member of which is Mr. Sandler. Mr. Sandler is the Chief Executive Officer of Eminence Capital, LP and may be deemed to have shared voting and dispositive power with respect to the shares of Class A common stock described herein. The business address for this stockholder is 399 Park Avenue, 25th Floor, New York, NY 10022.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.4	Warrant Agreement between Senior Connect Acquisition Corp. I and Continental Stock Transfer & Trust Company, dated as of December 10, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-3973), filed with the SEC on March 31, 2021).

10.1	Letter Agreement among Senior Connect Acquisition Corp. I, Health Connect Acquisitions Holdings LLC, its officers and directors, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.2	Investment Management Trust Agreement between Senior Connect Acquisition Corp. I and Continental Stock Transfer & Trust Company, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.3	Registration Rights Agreement between Senior Connect Acquisition Corp. I and Health Connect Acquisitions Holdings LLC, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.4	Private Placement Warrants Purchase Agreement between Senior Connect Acquisition Corp. I and Health Connect Acquisitions Holdings LLC, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.5	Administrative Services Agreement, dated December 10, 2020, between the Company and Health Connect Acquisitions Holdings LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.6	Promissory Note, dated as of August 27, 2020, issued to Health Connect Acquisitions Holdings LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

10.7	Securities Subscription Agreement between Health Connect Acquisitions Holdings LLC and Senior Connect Acquisition Corp. I (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

24.1	Power of Attorney (included on the signature page herein).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR CONNECT ACQUISITION CORP. I

	By:	/s/ Richard T. Burke
		Name:	Richard T. Burke
Dated: July 15, 2021		Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

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

Name	Title	Date

/s/ Richard T. Burke	Chief Executive Officer and Chairman	July 15, 2021
Richard T. Burke	(Principal Executive Officer)

/s/ Isaac Applbaum	President and Director	July 15, 2021
Isaac Applbaum

/s/ Ryan Burke	Chief Financial Officer and Director	July 15, 2021
Ryan Burke	(Principal Financial and Accounting Officer)

/s/ Steven Schwartz	Executive Vice President of M&A	July 15, 2021
Steven Schwartz

/s/ Jeffrey A. Leerink	Director	July 15, 2021
Jeffrey A. Leerink

/s/ Lee Shapiro	Director	July 15, 2021
Lee Shapiro

/s/ Mark A. Thierer	Director	July 15, 2021
Mark A. Thierer