Form 10-Q
period 2021-03-31
Senior Connect Acquisition Corp. I
filed 2021-07-16
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of July 16, 2021, 41,400,000 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

SENIOR CONNECT ACQUISITION CORP. I

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENIOR CONNECT ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$719,053	$891,720
Prepaid expenses	581,410	607,850
Total current assets	1,300,463	1,499,570
Investments held in Trust Account	414,011,911	414,001,702
Total Assets	$415,312,374	$415,501,272

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$22,465	$16,015
Accrued expenses	170,856	70,000
Accrued expenses - related party	35,000	5,000
Franchise tax payable	49,315	69,449
Total current liabilities	277,636	160,464
Derivative warrant liabilities	22,098,600	23,544,800
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	36,866,236	38,195,264

Commitments & Contingencies

Class A common stock, 0.0001 par value; 37,344,613 and 37,230,600 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	373,446,130	372,306,000

Stockholders' Equity:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; 4,055,387 and 4,169,400 shares issued and outstanding (excluding 37,344,613 and 37,230,600 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	405	417
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	10,829,084	11,969,202
Accumulated deficit	(5,830,516)	(6,970,646)
Total stockholders' equity	5,000,008	5,000,008
Total Liabilities and Stockholders' Equity	$415,312,374	$415,501,272

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
General and administrative expenses	$236,923
Administrative fees - related party	30,000
Franchise tax expenses	49,356
Total operating expenses	(316,279)
Change in fair value of warrant liabilities	1,446,200
Net gain from investments held in Trust Account	10,209
Net income	$1,140,130

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	37,231,867

Basic and Diluted net income per share, Class A common stock subject to possible redemption	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	14,518,133

Basic and diluted net income per share, non-redeemable common stock	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the Three Months Ended March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,169,400	$417	10,350,000	$1,035	$11,969,202	$(6,970,646)	$5,000,008
Change in value of common stock subject to possible redemption	(114,013)	(12)	-	-	(1,140,118)	-	(1,140,130)
Net income	-	-	-	-	-	1,140,130	1,140,130
Balance - March 31, 2021 (unaudited)	4,055,387	$405	10,350,000	$1,035	$10,829,084	$(5,830,516)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$1,140,130
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,446,200)
Net gain from investments held in Trust Account	(10,209)
Changes in operating assets and liabilities:
Prepaid expenses	26,440
Accounts payable	6,450
Accrued expenses - related party	30,000
Accrued expenses	100,856
Franchise tax payable	(20,134)
Net cash used in operating activities	(172,667)

Net change in cash	(172,667)

Cash - beginning of the period	891,720
Cash - end of the period	$719,053

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$(1,140,130)

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 27, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering its search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

The Company will provide holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $719,000 in its operating bank accounts and working capital of approximately $1.1 million (not taking into account tax obligations of approximately $49,000 that may be paid using investment income earned from the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $139,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 16, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basic of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2020, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021 and the Annual Report on Form 10-K/A filed with the SEC on July 15, 2021.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Making significant estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limits of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, accrued expenses – related party and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Derivative Warrant Liabilities

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

The Company issued 20,700,000 warrants to purchase Class A common stock to investors in the Company’s Initial Public Offering and simultaneously issued 10,280,0000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Private Placement have been estimated using a modified Black-Scholes simulation at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at March 31, 2021 and December 31, 2020, 37,344,613 and 37,230,600 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. .  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as a long-term liability due to the uncertain nature of the closing of a Business Combination and its encumbrance to the Trust Account.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Share of Common Stock

Net income per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the periods. As of March 31, 2021, the Company did not consider the effect of warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,980,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income per common stock for the period presented.

The Company's unaudited condensed statement of operations includes a presentation of income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise taxes, by the weighted average number of Class A Common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Class B common stock and non-redeemable shares of Class A common stock. Non-redeemable common stock participates in the income or loss on investments held in the trust account based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common stock:

For the Three Months Ended
March 31, 2021
Class A common stock subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$9,209
Less: Company's portion available to be withdrawn to pay taxes	(9,209)
Net income attributable to Class A common stock subject to possible redemption	$-
Denominator:
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	37,231,867
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator:	-
Net income	$1,140,130
Less: Net income attributable to Class A common stock subject to possible redemption	-
Net income attributable to non-redeemable common stock	$1,140,130
Denominator:
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	14,518,133
Basic and diluted net loss per share, non-redeemable common stock	$0.08

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

Recently Issued Accounting Standards

The Company’s management does not believe that there are any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On December 15, 2020, the Company consummated its Initial Public Offering of 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.3 million, inclusive of approximately $14.5 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Related Party Loans

On August 27, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. As of December 15, 2020, the Company borrowed approximately $139,000 from the related party under the Note and fully repaid the balance on December 16, 2020.

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

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. The Company incurred $30,000 in connection with such services for the three months ended March 31, 2021, as reflected in the accompanying unaudited condensed statement of operations. As of March 31, 2021, an aggregate of $35,000 in accrued expenses with related party was outstanding for such services, as reflected in the accompanying balance sheet.

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

Note 6 — Warrants

As of March 31, 2021 and December 31, 2020, the Company had 20,700,000 Public Warrants and 10,280,000 Private Placement Warrants.

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

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 41,400,000 shares of Class A common stock issued and outstanding including 37,344,613 and 37,230,600 shares of Class A common stock subject to possible redemption, respectively, that are classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, 10,350,000 shares were issued and outstanding.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$414,011,911	$-	$-	$414,011,911
Liabilities:
Warrant liabilities - public warrants	$14,697,000	$-	$-	$14,697,000
Warrant liabilities - private warrants	$-	$-	$7,401,600	$7,401,600

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$414,001,702	$-	$-	$414,001,702
Liabilities:
Warrant liabilities - public warrants	$-	$-	$15,732,000	$15,732,000
Warrant liabilities - private warrants	$-	$-	$7,812,800	$7,812,800

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as of March 31, 2021 on account of the separate listing and trading of the Public Warrants in February 2021.

The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes simulation at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured at each measurement date based on the market price of such warrants. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from a decrease in the fair value of warrant liabilities of approximately $1.4 million presented as change in fair value of warrant liabilities on the accompanying statement of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$23,544,800
Public warrants transfer to Level 1	(15,732,000)
Change in fair value of warrant liabilities	(411,200)
Warrant liabilities at March 31, 2021	$7,401,600

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in Monte-Carlo and modified Black-Scholes simulations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

March 31, 2021
Exercise price	$11.50
Stock Price	$9.72
Term (in years)	6.20
Volatility	12.20%
Risk-free interest rate	1.21%
Dividend yield	-

Note 9 — Subsequent Events

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $1.1 million, which consisted of approximately $10,000 in interest earned from investments held in the Trust Account and approximately $1.4 million gain from change in fair value of warrant liabilities, offset by approximately $237,000 in general and administrative expenses, $30,000 of related party administrative fees and approximately $49,000 in franchise tax expense.

Liquidity and Capital Resources

As of March 31, 2021, we had $719,000 in our operating bank accounts and a working capital of approximately $1.0 million (not taken into account tax obligations of approximately $49,000 that may be paid using interest income earned from investment in Trust Account).

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. We incurred $30,000 in expenses in connection with such services for the three months ended March 31, 2021, as reflected in the accompanying statement of operations. As of March 31, 2021, an aggregate of $35,000 in accrued expenses with related party was outstanding, as reflected in the accompanying balance sheet.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 37,344,613 and 37,230,600 shares, respectively, of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Income per Share of Common Stock

Net income per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the periods. As of March 31, 2021, we did not consider the effect of warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,980,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income per common stock for the period presented.

Our statement of operations include a presentation of income per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise taxes, by the weighted average number of Class A Common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Class B common stock and non-redeemable shares of Class A common stock. Non-redeemable common stock participates in the income or loss on investments held in the Trust Account based on non-redeemable shares’ proportionate interest.

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

We issued 20,700,000 warrants to purchase Class A common stock to investors in the Company’s Initial Public Offering and simultaneously issued 10,280,0000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Private Placement have been estimated using a modified Black-Scholes simulation at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured at each measurement date based on the listed trading price of such warrants.

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

Recently Issued Accounting Standards

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on July 15, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on July 15, 2021 and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K/A as filed with the SEC on July 15, 2021.

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

Dated: July 16, 2021

SENIOR CONNECT ACQUISITION CORP. I

By:	/s/ Ryan Burke
Name:	Ryan Burke
Title:	Chief Financial Officer