Form 10-Q
period 2021-06-30
Senior Connect Acquisition Corp. I
filed 2021-08-16
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 41,400,000 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

SENIOR CONNECT ACQUISITION CORP. I

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENIOR CONNECT ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$659,291	$891,720
Prepaid expenses	477,735	607,850
Total current assets	1,137,026	1,499,570
Investments held in Trust Account	414,022,234	414,001,702
Total Assets	$415,159,260	$415,501,272

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$28,341	$16,015
Accrued expenses	243,926	70,000
Accrued expenses - related party	65,000	5,000
Franchise tax payable	70,961	69,449
Total current liabilities	408,228	160,464
Derivative warrant liabilities	26,333,000	23,544,800
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	41,231,228	38,195,264

Commitments & Contingencies

Class A common stock, $0.0001 par value; 36,892,803 and 37,230,600 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	368,928,030	372,306,000

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 4,507,197 and 4,169,400 shares issued and outstanding (excluding 36,892,803 and 37,230,600 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	450	417
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	15,347,139	11,969,202
Accumulated deficit	(10,348,622)	(6,970,646)
Total stockholders’ equity	5,000,002	5,000,008
Total Liabilities and Stockholders’ Equity	$415,159,260	$415,501,272

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Operating expenses
General and administrative expenses	$214,207	$451,130
Administrative fees - related party	30,000	60,000
Franchise tax expenses	49,822	99,178
Loss from operations	(294,029)	(610,308)
Change in fair value of warrant liabilities	(4,234,400)	(2,788,200)
Net gain from investments held in Trust Account	10,323	20,532
Net loss	$(4,518,106)	$(3,377,976)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	37,339,648	37,286,055

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	14,410,352	14,463,945

Basic and diluted net loss per share, non-redeemable common stock	$(0.31)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,169,400	$417	10,350,000	$1,035	$11,969,202	$(6,970,646)	$5,000,008
Change in value of common stock subject to possible redemption	(114,013)	(12)	-	-	(1,140,118)	-	(1,140,130)
Net income	-	-	-	-	-	1,140,130	1,140,130
Balance - March 31, 2021 (unaudited)	4,055,387	405	10,350,000	1,035	10,829,084	(5,830,516)	5,000,008
Change in value of common stock subject to possible redemption	451,810	45	-	-	4,518,055	-	4,518,100
Net loss	-	-	-	-	-	(4,518,106)	(4,518,106)
Balance - June 30, 2021 (unaudited)	4,507,197	$450	10,350,000	$1,035	$15,347,139	$(10,348,622)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(3,377,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	2,788,200
Net gain from investments held in Trust Account	(20,532)
Changes in operating assets and liabilities:
Prepaid expenses	130,115
Accounts payable	12,326
Accrued expenses - related party	60,000
Accrued expenses	173,926
Franchise tax payable	1,512
Net cash used in operating activities	(232,429)

Net change in cash	(232,429)

Cash - beginning of the period	891,720
Cash - end of the period	$659,291

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$3,377,970

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 27, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering its search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquired Public Shares in or after the Initial Public Offering, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of June 30, 2021, the Company had approximately $659,000 in its operating bank accounts and working capital of approximately $800,000 (not taking into account tax obligations of approximately $71,000 that may be paid using investment income earned from the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of approximately $139,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 16, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, December 15, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on July 15, 2021.

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making significant estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximates the carrying amounts represented in the condensed balance sheets.

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its warrants issued in connection with the Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of warrants issued in connection with the Private Placement have been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2021 and December 31, 2020, 36,892,803 and 37,230,600 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. As of June 30, 2021, the Company did not consider the effect of warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,980,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income per common stock for the period presented.

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share of common stock in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income on investments held in Trust Account, net of applicable franchise taxes, by the weighted average number of shares of Class A Common stock subject to possible redemption outstanding for the respective period.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the respective period.

Non-redeemable common stock includes Class B common stock and non-redeemable shares of Class A common stock. Non-redeemable common stock participates in the income on investments held in the trust account based on non-redeemable shares’ proportionate interest.

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Class A common stock subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$9,199	$18,296
Less: Company’s portion available to be withdrawn to pay taxes	(9,199)	(18,296)
Net income attributable to Class A common stock subject to possible redemption	$-	$-
Denominator:
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	37,339,648	37,286,055
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-redeemable common stock
Numerator:	-	-
Net loss	$(4,518,106)	$(3,377,976)
Less: Net income attributable to Class A common stock subject to possible redemption	-
Net loss attributable to non-redeemable common stock	$(4,518,106)	$(3,377,976)
Denominator:
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	14,410,352	14,463,945
Basic and diluted net loss per share, non-redeemable common stock	$(0.31)	$(0.23)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not have a material impact the Company’s financial position, results of operations or cash flows.

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On August 27, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of December 15, 2020, the Company borrowed approximately $139,000 from the related party under the Note and fully repaid the balance on December 16, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

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

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. The Company incurred $30,000 and $60,000 in connection with such services for the three and six months ended June 30, 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2021 and December 31, 2020, an aggregate of $65,000 and $5,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying balance sheets.

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

Note 5 — Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants (and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 6 — Warrants

As of June 30, 2021 and December 31, 2020, the Company had 20,700,000 Public Warrants and 10,280,000 Private Placement Warrants.

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 41,400,000 shares of Class A common stock issued and outstanding including 36,892,803 and 37,230,600 shares of Class A common stock subject to possible redemption, respectively, that are classified as temporary equity in the accompanying balance sheets.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, 10,350,000 shares were issued and outstanding.

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,022,234	$-	$-	$414,022,234
Liabilities:
Warrant liabilities - public warrants	$17,595,000	$-	$-	$17,595,000
Warrant liabilities - private warrants	$-	$-	$8,738,000	$8,738,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,001,702	$-	$-	$414,001,702
Liabilities:
Warrant liabilities - public warrants	$-	$-	$15,732,000	$15,732,000
Warrant liabilities - private warrants	$-	$-	$7,812,800	$7,812,800

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrant transferred from a Level 3 measurement to a Level 1 measurement as such warrants began to be separately listed and traded in February 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the market price of such warrants. For the three and six months ended June 30, 2021, the Company recognized a loss in the fair value of warrant liabilities of approximately $4.2 million and $2.8 million, respectively, presented as change in fair value of warrant liabilities on the accompanying statements of operations.

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$23,544,800
Public warrants transfer to Level 1	(15,732,000)
Change in fair value of warrant liabilibites	(411,200)
Warrant liabilities at March 31, 2021	7,401,600
Change in fair value of warrant liabilibites	1,336,400
Warrant liabilities at June 30, 2021	$8,738,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2021	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.73	$9.91
Term (in years)	5.95	6.44
Volatility	13.50%	13.00%
Risk-free interest rate	1.03%	0.57%
Dividend yield	-	-

Note 9 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued required potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of the Business Combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income from investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $4.5 million, which consisted of approximately $214,000 in general and administrative expenses, $30,000 of related party administrative fees, approximately $4.2 million in change in fair value of warrant liabilities and approximately $50,000 in franchise tax expense, partially offset by approximately $10,000 of interest income from investments held in Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $3.4 million, which consisted of approximately $451,000 in general and administrative expenses, $60,000 of related party administrative fees, approximately $2.8 million in change in fair value of warrant liabilities and approximately $99,000 in franchise tax expense, partially offset by approximately $21,000 of interest income from investments held in Trust Account.

Going Concern

As of June 30, 2021, we had $659,000 in our operating bank accounts and a working capital of approximately $800,000 (not taken into account tax obligations of approximately $71,000 that may be paid using interest income earned from investment in Trust Account).

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

Based on the foregoing, management has determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate, December 15, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. We incurred $30,000 and $60,000 in connection with such services for the three and six months ended June 30, 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2021 and December 31, 2020, an aggregate of $65,000 and $5,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying balance sheets.

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

Investments Held in Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 36,892,803 and 37,230,600 shares, respectively, of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Income (Loss) per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. As of June 30, 2021, we did not consider the effect of warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,980,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income per common stock for the period presented.

Our unaudited condensed statements of operations includes a presentation of income (loss) per share of common stock in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income on investments held in Trust Account, net of applicable franchise taxes, by the weighted average number of shares of Class A Common stock subject to possible redemption outstanding for the respective period.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the respective period.

Non-redeemable common stock includes Class B common stock and non-redeemable shares of Class A common stock. Non-redeemable common stock participates in the income on investments held in the trust account based on non-redeemable shares’ proportionate interest.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our warrants issued in connection with the Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of warrants issued in connection with the Private Placement have been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the listed trading price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not have a material impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on July 15, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on July 15, 2021 and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on July 15, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on July 15, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933 as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021

SENIOR CONNECT ACQUISITION CORP. I

By:	/s/ Ryan Burke
Name:	Ryan Burke
Title:	Chief Financial Officer