Form 10-Q
period 2021-09-30
Senior Connect Acquisition Corp. I
filed 2021-11-12
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, 41,400,000 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

SENIOR CONNECT ACQUISITION CORP. I

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the Period from August 27, 2020 (Inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Period from August 27, 2020 (Inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from August 27, 2020 (Inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENIOR CONNECT ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(As Revised*)
Assets:
Current assets:
Cash	$546,073	$891,720
Prepaid expenses	379,750	607,850
Total current assets	925,823	1,499,570
Investments held in Trust Account	414,032,671	414,001,702
Total Assets	$414,958,494	$415,501,272

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$244,972	$16,015
Accrued expenses	117,755	70,000
Accrued expenses - related party	95,000	5,000
Franchise tax payable	107,442	69,449
Total current liabilities	565,169	160,464
Derivative warrant liabilities	21,995,800	23,544,800
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	37,050,969	38,195,264

Commitments & Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	414,000,000	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized as of September 30, 2021 and December 31, 2020	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(36,093,510)	(36,695,027)
Total stockholders’ deficit	(36,092,475)	(36,693,992)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,958,494	$415,501,272

*	As revised due to review of the treatment of public shares subject to redemption (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from August 27, 2020 (Inception) through September 30, 2020
Operating expenses
General and administrative expenses	$287,733	$738,863	$1,000
Administrative fees - related party	30,000	90,000	-
Franchise tax expenses	50,411	149,589	18,680
Loss from operations	(368,144)	(978,452)	(19,680)
Change in fair value of warrant liabilities	4,337,200	1,549,000	-
Net gain from investments held in Trust Account	10,437	30,969	-
Net income (loss)	$3,979,493	$601,517	$(19,680)

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	41,400,000	-

Basic and diluted net income per share, Class A common stock	$0.08	$0.01	$-

Weighted average shares outstanding of Class B common stock, basic and diluted	10,350,000	10,350,000	9,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.08	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020*	-	$-	10,350,000	$1,035	$-	$(36,695,027)	$(36,693,992)
Net income	-	-	-	-	-	1,140,130	1,140,130
Balance - March 31, 2021 (unaudited)*	-	-	10,350,000	1,035	-	(35,554,897)	(35,553,862)
Net loss	-	-	-	-	-	(4,518,106)	(4,518,106)
Balance - June 30, 2021 (unaudited)*	-	-	10,350,000	1,035	-	(40,073,003)	(40,071,968)
Net income	-	-	-	-	-	3,979,493	3,979,493
Balance - September 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(36,093,510)	$(36,092,475)

For the Period from August 27, 2020 (Inception) through September 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 27, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	10,350,000	1,035	23,965	-	25,000
Net loss	-	-	-	-	-	(19,680)	(19,680)
Balance - September 30, 2020 (unaudited)	-	$-	10,350,000	$1,035	$23,965	$(19,680)	$5,320

*	As revised due to review of the treatment of public shares subject to redemption (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from August 27, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$601,517	$(19,680)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,549,000)	-
Net gain from investments held in Trust Account	(30,969)	-
Changes in operating assets and liabilities:
Prepaid expenses	228,100	-
Accounts payable	228,957	-
Accrued expenses - related party	90,000	-
Accrued expenses	47,755	1,000
Franchise tax payable	37,993	18,680
Net cash used in operating activities	(345,647)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

Net change in cash	(345,647)	25,000

Cash - beginning of the period	891,720	-
Cash - end of the period	$546,073	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$155,000
Offering costs included in accounts payable	$-	$24,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 27, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering its search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Going Concern

As of September 30, 2021, the Company had approximately $546,000 in its operating bank accounts and working capital of approximately $468,000 (not taking into account tax obligations of approximately $107,000 that may be paid using investment income earned from the Trust Account).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, December 15, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the period ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on July 15, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net intangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.7 million in additional paid-in capital and an increase of approximately $29.7 million to accumulated deficit, as well as a reclassification of 3,545,006 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on January 27, 2021, and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the condensed balance sheets as of December 30, 2020 is a reclassification of $41.7 million from total stockholders’ equity to Class A common stock subject to possible redemption.

The impact on the revision to the audited balance sheet as of December 31, 2020, and the unaudited condensed balance sheet as of March 31, 2021 and June 30, 2021, is presented below:

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020 (audited)
Class A ordinary shares subject to possible redemption	$372,306,000	$41,694,000	$414,000,000
Class A common stock - $0.0001 par value	$417	$(417)	$-
Additional paid-in-capital	$11,969,202	$(11,969,202)	$-
Accumulated deficit	$(6,970,646)	$(29,724,381)	$(36,695,027)
Total stockholders’ equity (deficit)	$5,000,008	$(41,694,000)	$(36,693,992)
Balance Sheet as of March 31, 2021
Total stockholders’ equity (deficit)	$5,000,008	$(40,553,870)	$(35,553,862)
Balance Sheet as of June 30, 2021
Total stockholders’ equity (deficit)	$5,000,002	$(45,071,970)	$(40,071,968)

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making significant estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2021 and December 31, 2020, 41,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, and December 31, 2020, the Company had deferred tax assets with a full valuation allowance against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021, and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.

The calculation of diluted net loss per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2021, and for the period from August 27, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$3,183,594	$795,899	$481,214	$120,303

Denominator:
Weighted average common stock outstanding, basic and diluted	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income per share of common stock	$0.08	$0.08	$0.01	$0.01

	For the Period from August 27, 2020
	(Inception) through September 30, 2020
	Class A	Class B

Numerator:
Allocation of net loss	$-	$(19,680)

Denominator:
Weighted average common stock outstanding, basic and diluted	-	9,000,000

Basic and diluted net loss per share of common stock	$-	$(0.00)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not have a material impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that there are any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. The Company incurred $30,000 and $90,000 in connection with such services for the three and nine months ended September 30, 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2021, and December 31, 2020, an aggregate of $95,000 and $5,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying balance sheets.

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

Note 5 - Commitments & Contingencies

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

Note 6 – Warrants

As of September 30, 2021, and December 31, 2020, the Company had 20,700,000 Public Warrants and 10,280,000 Private Placement Warrants.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 41,400,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,592,000)
Offering costs allocated to Class A common stock	(22,679,546)
Plus:
Accretion on Class A common stock to redemption value	34,271,546
Class A common stock subject to possible redemption	$414,000,000

Note 8 - Stockholder’s Equity (Deficit)

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 41,400,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption and classified as temporary equity. See Note 7.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, 10,350,000 shares were issued and outstanding.

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

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9-Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,032,671	$-	$-	$414,032,671
Liabilities:
Warrant liabilities - public warrants	$14,697,000	$-	$-	$14,697,000
Warrant liabilities - private warrants	$-	$-	$7,298,800	$7,298,800

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,001,702	$-	$-	$414,001,702
Liabilities:
Warrant liabilities - public warrants	$-	$-	$15,732,000	$15,732,000
Warrant liabilities - private warrants	$-	$-	$7,812,800	$7,812,800

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

The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the market price of such warrants. For the three and nine months ended September 30, 2021, the Company recognized a gain in the fair value of warrant liabilities of approximately $4.3 million and $1.5 million, respectively, presented as change in fair value of warrant liabilities on the accompanying statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the three and nine months ended September 30, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$23,544,800
Public warrants transfer to Level 1	(15,732,000)
Change in fair value of warrant liabilibites	(411,200)
Warrant liabilities at March 31, 2021	7,401,600
Change in fair value of warrant liabilibites	1,336,400
Warrant liabilities at June 30, 2021	8,738,000
Change in fair value of warrant liabilibites	(1,439,200)
Warrant liabilities at September 30, 2021	$7,298,800

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30, 2021	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.77	$9.91
Term (in years)	5.70	6.44
Volatility	11.80%	13.00%
Risk-free interest rate	1.09%	0.57%
Dividend yield	-	-

Note 10 - Subsequent Events

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income from investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $4.0 million, which consisted of approximately $4.3 million in change in fair value of warrant liabilities and approximately $10,000 of interest income from investments held in Trust Account, partially offset by approximately $288,000 in general and administrative expenses, $30,000 of related party administrative fees and approximately $50,000 in franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $602,000, which consisted of approximately $1.5 million in change in fair value of warrant liabilities and approximately $31,000 of interest income from investments held in Trust Account, partially offset by approximately $739,000 in general and administrative expenses, $90,000 of related party administrative fees and approximately $150,000 in franchise tax expense.

For the period from August 27, 2020 (inception) through September 30, 2020, we had net loss of approximately $20,000, which consisted of approximately $1,000 in general and administrative expenses and approximately $19,000 in franchise tax expense.

Going Concern

As of September 30, 2021, we had approximately $546,000 in our operating bank accounts and a working capital of approximately $468,000 (not taking into account tax obligations of approximately $107,000 that may be paid using investment income earned from the Trust Account).

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. We incurred $30,000 and $90,000 in connection with such services for the three and nine months ended September 30, 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2021 and December 31, 2020, an aggregate of $95,000 and $5,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying balance sheets.

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

Investments Held in Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 41,400,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.

The calculation of diluted net loss per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2021, and for the period from August 27, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not have a material impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed Item 9A of our Form 10-K/A for the period ended December 31, 2021 filed with the SEC on July 15, 2021.

Notwithstanding the identified material weakness as of September 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in internal control over financial reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps in the quarter ended September 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We have established additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

PART II - OTHER INFORMATION [Counsel to review]

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

Dated: November 10, 2021

SENIOR CONNECT ACQUISITION CORP. I

By:	/s/ Ryan Burke
Name:	Ryan Burke
Title:	Chief Financial Officer