Form 10-K/A
period 2020-12-31
Senior Connect Acquisition Corp. I
filed 2021-12-27
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 27, 2021, the Registrant had 41,400,000 shares of its Class A common stock, $0.0001 par value per share, and 10,350,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Senior Connect Acquisition Corp. I, unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K amends the Amendment No. 1 to the Annual Report on Form 10-K of Senior Connect Acquisition Corp. I, as filed with the Securities and Exchange Commission (“SEC”) on July 15, 2021, for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”).

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Certificate of Incorporation currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after consultation with Marcum LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020, as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on July 15, 2021 (the “2020 Form 10-K/A No. 1”); (ii) audited financial statements included in the Company’s 2020 Form 10-K/A No. 1 should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

We do not expect any of the above changes will have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Item 8, Financial Statements and Supplementary Data and Item 9A, Controls and Procedures, of the Original Filing are hereby amended and restated in their entirety with modifications as necessary to reflect this restatement necessitated by the SEC Staff Statement. This Amendment No. 2 should be read in conjunction with the Original Filing and the 2020 Form 10-K/A No. 1 and with our filings with the SEC subsequent to the Original Filing 2020 Form 10-K/A No.1. In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment No. 2.

This Amendment No. 2 reflects events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

The restatement described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims under federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Restatement

In this Amendment No. 2 to our annual report filed on Form 10-K, we are restating our audited financial statements as of and for the period from August 27, 2020 (inception) through December 31, 2020.

The restatement results from our prior accounting for our warrants issued in connection with initial public offering and private placement in December 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

In preparation of our unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, we concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of us require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although we did not specify a maximum redemption threshold, its Amended and Restated Certificate of Incorporation currently provides that we will not redeem our public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. We revised this interpretation to include temporary equity in net tangible assets.

Additionally, on April 12, 2021, the SEC Staff issued the SEC Staff Statement, in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 15, 2020, our warrants were accounted for as equity within our balance sheets, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, we, in consultation with our Audit Committee, concluded that our previously issued financial statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our Class A common stock subject to possible redemption and our warrants and should no longer be relied upon.

The identified errors had no effect on our previously reported revenue, operating expenses, operating income, total cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, management determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of our warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amendment No. 2.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

New York, NY
March 31, 2021 except for the effects of the restatements discussed in Note 2 – Amendment 1, as to which the date is July 15, 2021, and in Note 2–Amendment 2, as to which the date is December 23, 2021

SENIOR CONNECT ACQUISITION CORP. I

BALANCE SHEET

December 31, 2020 (Restated, See Note 2)

Assets:
Current assets:
Cash	$891,720
Prepaid expenses	607,850
Total current assets	1,499,570
Investments held in Trust Account	414,001,702
Total Assets	$415,501,272

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity:
Current liabilities:
Accounts payable	$16,015
Accrued expenses	70,000
Accrued expenses - related party	5,000
Franchise tax payable	69,449
Total current liabilities	160,464
Derivative warrant liabilities	23,544,800
Deferred underwriting commissions	14,490,000
Total Liabilities	38,195,264

Commitments & Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares at $10.00 per share redemption value	414,000,000

Stockholders’ Deficit:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized	-
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	-
Accumulated deficit	(36,695,027)
Total stockholders’ deficit	(36,693,992)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$415,501,272

See accompanying notes to the financial statements

SENIOR CONNECT ACQUISITION CORP. I

STATEMENT OF OPERATIONS

For the period from August 27, 2020 (inception) through December 31, 2020

(Restated, See Note 2)

General and administrative expenses	$40,752
Administrative fees - related party	5,000
Franchise tax expenses	69,449
Total operating expenses	(115,201)
Change in fair value of warrant liabilities	(6,196,000)
Offering costs associated with issuance of public and private warrants	(661,147)
Net gain from investments held in Trust Account	1,702
Net loss	$(6,970,646)

Weighted average shares outstanding of Class A common stock, basic and diluted	6,968,317

Basic and Diluted net loss per share of Class A common stock	$(0.43)

Weighted average shares outstanding of Class B common stock, basic and diluted	9,227,228

Basic and diluted net loss per share of Class B common stock	$(0.43)

See accompanying notes to the financial statements

SENIOR CONNECT ACQUISITION CORP. I

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period from August 27, 2020 (inception) through December 31, 2020

(Restated, See Note 2)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 27, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	10,350,000	1,035	23,965	-	25,000
Excess cash received over the fair value of the private warrants	-	-	-	-	4,523,200	-	4,523,200
Accretion on Class A common stock subject to possible redemption amount – restated, See Note 2	-	-	-	-	(4,547,165)	(29,724,381)	(34,271,546)
Net loss	-	-	-	-	-	(6,970,646)	(6,970,646)
Balance - December 31, 2020 (restated)	-	$-	10,350,000	$1,035	$-	$(36,695,027)	$(36,693,992)

See accompanying notes to the financial statements

SENIOR CONNECT ACQUISITION CORP. I

STATEMENT OF CASH FLOWS

For the period from August 27, 2020 (inception) through December 31, 2020

(Restated, See Note 2)

Cash Flows from Operating Activities:
Net loss	$(6,970,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	6,196,000
Offering costs associated with issuance of public and private warrants	661,147
Net gain from investments held in Trust Account	(1,702)
Changes in operating assets and liabilities:
Prepaid expenses	(607,850)
Accounts payable	16,015
Accrued expenses - related party	5,000
Franchise tax payable	69,449
Net cash used in operating activities	(632,587)

Cash Flows from Investing Activities
Investment held in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	138,788
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	10,280,000
Offering costs paid	(8,780,693)
Repayment of note payable to related party	(138,788)
Net cash provided by financing activities	415,524,307

Net change in cash	891,720

Cash - beginning of the period	-
Cash - end of the period	$891,720

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$14,490,000
Accretion of Class A common stock subject to possible redemption amount	$34,271,546

See accompanying notes to the financial statements

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

Amendment No.1

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

Amendment No.2

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. This topic is covered under EITF Topic D-98, Classification and Measurement of Redeemable Securities and Accounting Standards Codification (“ASC”) Topic 480-10-S99. Distinguishing Liabilities from Equity. In accordance with the SEC and its staff’s recent guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had been following industry practice by classifying a portion of its Class A common stock in permanent equity and accordingly, going forward, the Company will need to classify all of its redeemable Public Shares as temporary equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Certificate of Incorporation currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statements of cash flows for the Affected Periods is presented below:

	As of December 31, 2020
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Total assets	$415,501,272	$-	$415,501,272
Total liabilities	$38,195,264	-	$38,195,264
Class A common stock subject to possible redemption, $0.0001 par value; at $10.00 redemption value	372,306,000	41,694,000	414,000,000
Stockholders’ equity (deficit)
Preferred shares - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	417	(417)	-
Class B common stock - $0.0001 par value	1,035	-	1,035
Additional paid-in-capital	11,969,202	(11,969,202)	-
Accumulated deficit	(6,970,646)	(29,724,381)	(36,695,027)
Total stockholders’ equity (deficit)	5,000,008	(41,694,000)	(36,693,992)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$415,501,272	$-	$415,501,272

	For the Period from August 27, 2020 (Inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Net loss	$(6,970,646)	$-	$(6,970,646)

Weighted average shares outstanding of Class A common stock, basic and diluted	37,818,265	(30,849,948)	6,968,317
Basic and Diluted net income per share of Class A common stock	$0.00	$(0.43)	$(0.43)
Weighted average shares outstanding of Class B common stock, basic and diluted	9,830,094	(602,866)	9,227,228
Basic and diluted net income per share of Class B common stock	$(0.71)	$0.28	$(0.43)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Captial	Deficit	Equity (Deficit)
Statement of Shareholders’ Equity (Deficit)
Class A common stock - as previously reported	4,169,400	$417	-	$-	$11,969,202	$-	$11,969,619
Class A common stock - restatement adjustment	(4,169,400)	(417)	-	-	(11,969,202)	-	(11,969,619)
Class A common stock - as restated	-	-	-	-	-	-	-

Accumulated deficit - as previously reported	-	-	-	-	-	(6,970,646)	(6,970,646)
Accumulated deficit - restatement adjustment	-	-	-	-	-	(29,724,381)	(29,724,381)
Accumulated deficit - as restated	-	-	-	-	-	(36,695,027)	(36,695,027)

Balance at December 31, 2020 - as previously reported	4,169,400	417	10,350,000	1,035	11,969,202	(6,970,646)	5,000,008
Balance at December 31, 2020 - restatement adjustment	(4,169,400)	(417)	-	-	(11,969,202)	(29,724,381)	(41,694,000)
Balance at December 31, 2020 - as restated	-	-	10,350,000	1,035	-	(36,695,027)	(36,693,992)

	For the Period from August 27, 2020 (Inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A common stock subject to possible redemption	$3 8,549,940	$(378,549,940)	$-
Change in fair value of Class A common stock subject to possible redemption	$(6,243,940)	$6,243,940	$-
Accretion of Class A common stock subject to redemption amount	$-	$34,271,546	$34,271,546

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

Offering Costs Associated with the Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the common shares were charged to the initial carrying value of temporary equity upon the completion of the Initial Public Offering.

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

Net (Loss) per Share of Common Stock (Restated, See Note 2)

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

The calculation of diluted net loss per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period from August 27, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Period from August 27, 2020 (Inception) through December 31, 2020
	Class A	Class B

Numerator:
Allocation of net loss	$(2,999,200)	$(3,971,446)
Denominator:
Weighted average common stock outstanding, basic and diluted	6 ,968,317	9 ,227,228
Basic and diluted net loss per share of common stock	$(0.43)	$(0.43)

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

Note 7—Derivative Warrant Liabilities (see Note 2 – Amendment 1)

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

Note 8 – Class A Common Stock Subject to Possible Redemption (see Note 2 – Amendment 2)

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 41,400,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

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

Note 9—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 41,400,000 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption and classified as temporary equity in the accompanying balance sheet (see Note 2 – Amendment 2).

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

Note 10—Fair Value Measurements

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

Note 11—Income Taxes

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

Note 12—Subsequent Events

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020 because of a material weakness in our internal control over financial reporting due solely to the material weakness in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment. In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 2 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

SENIOR CONNECT ACQUISITION CORP. I

	By:	/s/ Richard T. Burke
		Name:	Richard T. Burke
Dated: December 27, 2021		Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

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

Name	Title	Date

/s/ Richard T. Burke	Chief Executive Officer and Chairman	December 27, 2021
Richard T. Burke	(Principal Executive Officer)

/s/ Isaac Applbaum	President and Director	December 27, 2021
Isaac Applbaum

/s/ Ryan Burke	Chief Financial Officer and Director	December 27, 2021
Ryan Burke	(Principal Financial and Accounting Officer)

/s/ Steven Schwartz	Executive Vice President of M&A	December 27, 2021
Steven Schwartz

/s/ Jeffrey A. Leerink	Director	December 27, 2021
Jeffrey A. Leerink

/s/ Lee Shapiro	Director	December 27, 2021
Lee Shapiro

/s/ Mark A. Thierer	Director	December 27, 2021
Mark A. Thierer