Form 10-Q/A
period 2021-03-31
Senior Connect Acquisition Corp. I
filed 2021-12-27
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 27, 2021, 41,400,000 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

EXPLANTORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Senior Connect Acquisition Corp. I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Senior Connect Acquisition Corp. I as of March 31, 2021, and for the three months ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on July 16, 2021 (the “Original Filing”).

In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Certificate of Incorporation currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after consultation with Marcum LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 16, 2021 (the “Affected Period”) should be restated to report all Public Shares as temporary equity. As such, the Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, in this Form 10-Q/A, Amendment No. 1.

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

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1, Financial Statements and Item 4, Controls and Procedures, of the Original Filing are hereby amended and restated in their entirety with modifications as necessary to reflect this restatement necessitated by the SEC’s comments. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment No. 1.

This Amendment No. 1 reflects events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

SENIOR CONNECT ACQUISITION CORP. I

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENIOR CONNECT ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited Restated, See Note 2)
Assets:
Current assets:
Cash	$719,053	$891,720
Prepaid expenses	581,410	607,850
Total current assets	1,300,463	1,499,570
Investments held in Trust Account	414,011,911	414,001,702
Total Assets	$415,312,374	$415,501,272

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$22,465	$16,015
Accrued expenses	170,856	70,000
Accrued expenses - related party	35,000	5,000
Franchise tax payable	49,315	69,449
Total current liabilities	277,636	160,464
Derivative warrant liabilities	22,098,600	23,544,800
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	36,866,236	38,195,264

Commitments & Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares at $10.00 per share redemption value as of March 31, 2021 and December 31, 2020	414,000,000	41,400,000

Stockholders’ Deficit:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no non-redeemable shares issued or outstanding	-	-
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,035	1,035
Accumulated deficit	(35,554,897)	(36,695,027)
Total stockholders’ deficit	(35,553,862)	(36,693,992)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$415,312,374	$415,501,272

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

(Restated, See Note 2)

For the Three Months Ended March 31, 2021
General and administrative expenses	$236,923
Administrative fees - related party	30,000
Franchise tax expenses	49,356
Total operating expenses	(316,279)
Change in fair value of warrant liabilities	1,446,200
Net gain from investments held in Trust Account	10,209
Net income	$1,140,130

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000

Basic and Diluted net income per share of Class A common stock	$0.02

Weighted average shares outstanding of Class B common stock, basic and diluted	10,350,000

Basic and diluted net income per share of Class B common stock	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Three Months Ended March 31, 2021

(Restated, See Note 2)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(36,695,027)	$(36,693,992)
Net income	-	-	-	-	-	1,140,130	1,140,130
Balance - March 31, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(35,554,897)	$(35,553,862)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(Restated, See Note 2)

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $139,000 under the Note (as defined in Note 5). The Company repaid the Note in full on December 16, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2— Restatement of previously issued financial statements

After preparing and filing the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. This topic is covered under EITF Topic D-98, Classification and Measurement of Redeemable Securities and Accounting Standards Codification (“ASC”) Topic 480-10-S99. Distinguishing Liabilities from Equity. In accordance with the SEC and its staff’s recent guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had been following industry practice by classifying a portion of its Class A common stock in permanent equity and accordingly, going forward, the Company will need to classify all of its redeemable Public Shares as temporary equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company re-evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, the Company’s Form 10-Q for the quarterly period ended March 31, 2021 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to present all Class A common stock subject to possible redemption as temporary equity in this quarterly report.

There has been no change in the Company’s total assets, liabilities or operating results. The impact of the restatement on the financial statements for the Affected Quarterly Period is presented below.

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total Assets	$415,312,374	$-	$415,312,374
Total Liabilities	$36,866,236	$-	$36,866,236
Class A common stock subject to possible redemption	$373,446,130	$40,553,870	$414,000,000
Stockholders’ equity (deficit)
Preferred stock	-	-	-
Class A common stock	405	(405)	-
Class B common stock	1,035	-	1,035
Additional paid-in-capital	10,829,084	(10,829,084)	-
Accumulated deficit	(5,830,516)	(29,724,381)	(35,554,897)
Total stockholders’ equity (deficit)	5,000,008	(40,553,870)	(35,553,862)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$415,312,374	$-	$415,312,374

	Common Stock				Additional		Total Shareholders'
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Statement of Shareholders' Equity (Deficit)
Class A common stock - as previously reported	4,055,387	$405	-	$-	$10,829,084	$-	$10,829,489
Class A common stock - restatement adjustment	(4,055,387)	(405)	-	-	(10,829,084)	-	(10,829,489)
Class A common stock - as restated	-	-	-	-	-	-	-

Accumulated deficit - as previously reported	-	-	-	-	-	(5,830,516)	(5,830,516)
Accumulated deficit - restatement adjustment	-	-	-	-	-	(29,724,381)	(29,724,381)
Accumulated deficit - as restated	-	-	-	-	-	(35,554,897)	(35,554,897)

Balance at March 31, 2021 - as previously reported	4,055,387	405	10,350,000	1,035	10,829,084	(5,830,516)	5,000,008
Balance at March 31, 2021 - restatement adjustment	(4,055,387)	(405)	-	-	(10,829,084)	(29,724,381)	(40,553,870)
Balance at March 31, 2021 - as restated	-	-	10,350,000	1,035	-	(35,554,897)	(35,553,862)

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Change in fair value of Class A common stock subject to possible redemption	$(1,140,130)	$1,140,130	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Period:

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$1,140,130	$-	$1,140,130
Weighted average shares outstanding of Class A common stock , basic and diluted	37,231,867	4,168,133	41,400,000
Basic and Diluted net income per share of Class A common stock	$0.00	$0.02	$0.02
Weighted average shares outstanding of Class B common stock, basic and diluted	14,518,133	(4,168,133)	10,350,000
Basic and diluted net income per share of Class B common stock	$0.08	$(0.06)	$0.02

Note 3 — Basic of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Amendment No. 2 to the Annual Report on Form 10-K/A filed with the SEC on December 27, 2021.

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

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at March 31, 2021 and December 31, 2020, 41,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since their exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net loss per share of common stock for the three months ended March 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Three Months Ended March 31, 2021
	Class A	Class B

Numerator:
Allocation of net income	$912,104	$228,026

Denominator:
Weighted average common stock outstanding, basic and diluted	41,400,000	10,350,000

Basic and diluted net incmoe per share of common stock	$0.02	$0.02

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

Note 4 — Initial Public Offering

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

Note 5 — Related Party Transactions

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

Note 6 — Commitments & Contingencies

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

Note 7 — Warrants

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

Note 8—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were 41,400,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

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

Note 9 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 41,400,000 shares of Class A common stock issued and outstanding, all subject to possible redemption, and therefore classified as temporary equity in the accompanying condensed balance sheet. See Note 8.

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

Note 11 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that, other than the restatements described in Note 2, all such events that would require recognition or disclosure have been recognized or disclosed.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 41,400,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income per Share of Common Stock

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three months ended March 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended March 31, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement described in Note 2 to the unaudited condensed financial statements contained in this quarterly report on Form 10-Q/A had not been identified.

Our management has implemented remediation steps to address the circumstances causing this restatement and to enhance our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes to the risk factors in our most recent Amendment No. 2 to the Annual Report on Form 10-K/A as filed with the SEC on December 27, 2021.

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

Dated: December 27, 2021

SENIOR CONNECT ACQUISITION CORP. I

By:	/s/ Ryan Burke
Name:	Ryan Burke
Title:	Chief Financial Officer

25