Form 10-Q/A
period 2021-06-30
Senior Connect Acquisition Corp. I
filed 2021-12-27
CIK 1823854

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Senior Connect Acquisition Corp. I as of June 30, 2021 and for the three and six months ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 16, 2021 (the “Original Filing”).

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

Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after consultation with Marcum LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (the “Affected Period”) should be restated to report all Public Shares as temporary equity. As such, the Company is restating its unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, in this Form 10-Q/A, Amendment No. 1.

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

SENIOR CONNECT ACQUISITION CORP. I

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENIOR CONNECT ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited Restated, See Note 2)
Assets:
Current assets:
Cash	$659,291	$891,720
Prepaid expenses	477,735	607,850
Total current assets	1,137,026	1,499,570
Investments held in Trust Account	414,022,234	414,001,702
Total Assets	$415,159,260	$415,501,272

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$28,341	$16,015
Accrued expenses	243,926	70,000
Accrued expenses - related party	65,000	5,000
Franchise tax payable	70,961	69,449
Total current liabilities	408,228	160,464
Derivative warrant liabilities	26,333,000	23,544,800
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	41,231,228	38,195,264

Commitments & Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020	414,000,000	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no non-redeemable shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,035	1,035
Accumulated deficit	(40,073,003)	(36,695,027)
Total stockholders’ deficit	(40,071,968)	(36,693,992)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$415,159,260	$415,501,272

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Restated, See Note 2)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Operating expenses
General and administrative expenses	$214,207	$451,130
Administrative fees - related party	30,000	60,000
Franchise tax expenses	49,822	99,178
Loss from operations	(294,029)	(610,308)
Change in fair value of warrant liabilities	(4,234,400)	(2,788,200)
Net gain from investments held in Trust Account	10,323	20,532
Net loss	$(4,518,106)	$(3,377,976)
Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	41,400,000
Basic and Diluted net loss per share of Class A common stock	$(0.09)	$(0.07)
Weighted average shares outstanding of Class B common stock, basic and diluted	10,350,000	10,350,000
Basic and diluted net loss per share of Class B common stock	$(0.09)	$(0.0.7)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Three and Six Months Ended June 30, 2021

(Restated, See Note 2)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(36,695,027)	$(36,693,992)
Net income	-	-	-	-	-	1,140,130	1,140,130
Balance - March 31, 2021 (unaudited)	-	-	10,350,000	1,035	-	(35,554,897)	(35,553,862)
Net loss	-	-	-	-	-	(4,518,106)	(4,518,106)
Balance - June 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(40,073,003)	$(40,071,968)

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

Note 2 – Restatement of previously issued financial statements

After preparing and filing the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. This topic is covered under EITF Topic D-98, Classification and Measurement of Redeemable Securities and Accounting Standards Codification (“ASC”) Topic 480-10-S99. Distinguishing Liabilities from Equity. In accordance with the SEC and its staff’s recent guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had been following industry practice by classifying a portion of its Class A common stock in permanent equity and accordingly, going forward, the Company will need to classify all of its redeemable Public Shares as temporary equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108,“Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company re-evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, the Company’s Form 10-Q for the quarterly period ended June 30, 2021 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to present all Class A common stock subject to possible redemption as temporary equity in this quarterly report.

There has been no change in the Company’s total assets, liabilities or operating results. The impact of the restatement on the financial statements for the Affected Quarterly Period is presented below.

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total Assets	$415,159,260	$-	$415,159,260
Total Liabilities	$41,231,228	$-	$41,231,228
Class A common stock subject to possible redemption	368,928,030	45,071,970	414,000,000
Stockholders’ equity (deficit)
Preferred stock	-	-	-
Class A common stock	450	(450)	-
Class B common stock	1,035	-	1,035
Additional paid-in-capital	15,347,139	(15,347,139)	-
Accumulated deficit	(10,348,622)	(29,724,381)	(40,073,003)
Total stockholders’ equity (deficit)	5,000,002	(45,071,970)	(40,071,968)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$415,159,260	$-	$415,159,260

	Common Stock				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Statement of Shareholders’ Equity (Deficit)
Class A common stock - as previously reported	4,507,197	$-	-	$-	$15,347,139	$-	$15,347,139
Class A common stock - restatement adjustment	(4,507,197)	-	-	-	(15,347,139)	-	(15,347,139)
Class A common stock - as restated	-	-	-	-	-	-	-

Accumulated deficit - as previously reported	-	-	-	-	-	(10,348,622)	(10,348,622)
Accumulated deficit - restatement adjustment	-	-	-	-	-	(29,724,381)	(29,724,381)
Accumulated deficit - as restated	-	-	-	-	-	(40,073,003)	(40,073,003)

Balance at June 30, 2021 - as previously reported	4,507,197	450	10,350,000	1,035	15,347,139	(10,348,622)	5,000,002
Balance at June 30, 2021 - restatement adjustment	(4,507,197)	(450)	-	-	(15,347,139)	(29,724,381)	(45,071,970)
Balance at June 30, 2021 - as restated	-	-	10,350,000	1,035	-	(40,073,003)	(40,071,968)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Change in fair value of Class A common stock subject to possible redemption	$3,377,970	$(3,377,970)	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Period:

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(4,518,106)	$-	$(4,518,106)

Weighted average shares outstanding of Class A common stock , basic and diluted	37,339,648	4,060,352	41,400,000
Basic and Diluted net income (loss) per share of Class A common stock	$0.00	$(0.09)	$(0.09)
Weighted average shares outstanding of Class B common stock, basic and diluted	14,410,352	(4,060,352)	10,350,000
Basic and diluted net loss per share of Class B common stock	$(0.31)	$0.22	$(0.09)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(3,377,976)	$-	$(3,377,976)

Weighted average shares outstanding of Class A common stock , basic and diluted	37,286,055	4,113,945	41,400,000
Basic and Diluted net income (loss) per share of Class A common stock	$0.00	$(0.07)	$(0.07)
Weighted average shares outstanding of Class B common stock, basic and diluted	14,463,945	(4,113,945)	10,350,000
Basic and diluted net loss per share of Class B common stock	$(0.23)	$0.16	$(0.07)

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

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

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2021 and December 31, 2020, 41,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since their exercise of the warrants is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net loss per share of common stock for the three and six months ended June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Three Months Ended June 30, 2021
	Class A	Class B

Numerator:
Allocation of net loss	$(3,614,485)	$(903,621)

Denominator:
Weighted average common stock outstanding, basic and diluted	41,400,000	10,350,000

Basic and diluted net loss per share of common stock	$(0.09)	$(0.09)

	For the Six Months Ended June 30, 2021
	Class A	Class B

Numerator:
Allocation of net loss	$(2,702,381)	$(675,595)

Denominator:
Weighted average common stock outstanding, basic and diluted	41,400,000	10,350,000

Basic and diluted net loss per share of common stock	$(0.07)	$(0.07)

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

Note 4 - Initial Public Offering

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

Note 5 - Related Party Transactions

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

Note 6 - Commitments & Contingencies

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

Note 7 - Warrants

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

Note 8—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 41,400,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

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

Note 9 - Stockholders’ Deficit

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

Note 10-Fair Value Measurements

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.73	$9.91
Term (in years)	5.95	6.44
Volatility	13.50%	13.00%
Risk-free interest rate	1.03%	0.57%
Dividend yield	-	-

Note 11 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued required potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that, other than the restatements described in Note 2, all such events that would require recognition or disclosure have been recognized or disclosed.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 41,400,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Net Loss per Share of Common Stock

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three and six months ended June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement described in Note 2 to the unaudited condensed financial statements contained in this quarterly report on Form 10-Q/A had not yet been identified.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Amendment No. 2 to the Annual Report on Form 10-K/A filed with the SEC on December 27, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our Amendment No. 2 to the Annual Report on Form 10-K/A filed with the SEC on December 27, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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