Form 10-Q/A
period 2021-09-30
Senior Connect Acquisition Corp. I
filed 2021-12-27
CIK 1823854

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Senior Connect Acquisition Corp. I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Senior Connect Acquisition Corp. I as of September 30, 2021 and for the three and nine months ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).

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

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after consultation with Marcum LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (the “Affected Period”) should be restated to report the material weakness.

We do not expect any of the above changes will have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 4, Controls and Procedures, of the Original Filing is hereby amended and restated in its entirety with modifications as necessary to reflect this material weakness. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment No. 1.

This Amendment No. 1 reflects events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

SENIOR CONNECT ACQUISITION CORP. I

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the Period from August 27, 2020 (Inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Period from August 27, 2020 (Inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from August 27, 2020 (Inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements (Restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures (Restated)	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENIOR CONNECT ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$546,073	$891,720
Prepaid expenses	379,750	607,850
Total current assets	925,823	1,499,570
Investments held in Trust Account	414,032,671	414,001,702
Total Assets	$414,958,494	$415,501,272

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$244,972	$16,015
Accrued expenses	117,755	70,000
Accrued expenses - related party	95,000	5,000
Franchise tax payable	107,442	69,449
Total current liabilities	565,169	160,464
Derivative warrant liabilities	21,995,800	23,544,800
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	37,050,969	38,195,264

Commitments & Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	414,000,000	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no non-redeemable shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(36,093,510)	(36,695,027)
Total stockholders’ deficit	(36,092,475)	(36,693,992)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,958,494	$415,501,272

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from August 27, 2020 (Inception) through September 30, 2020
Operating expenses
General and administrative expenses	$287,733	$738,863	$1,000
Administrative fees - related party	30,000	90,000	-
Franchise tax expenses	50,411	149,589	18,680
Loss from operations	(368,144)	(978,452)	(19,680)
Change in fair value of warrant liabilities	4,337,200	1,549,000	-
Net gain from investments held in Trust Account	10,437	30,969	-
Net income (loss)	$3,979,493	$601,517	$(19,680)

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	41,400,000	-

Basic and diluted net income per share, Class A common stock	$0.08	$0.01	$-

Weighted average shares outstanding of Class B common stock, basic and diluted	10,350,000	10,350,000	9,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.08	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

							Total
	Common Stock				Additional		Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - August 27, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	10,350,000	1,035	23,965	-	25,000
Net loss	-	-	-	-	-	(19,680)	(19,680)
Balance - September 30, 2020 (unaudited)	-	$-	10,350,000	$1,035	$23,965	$(19,680)	$5,320
Excess cash received over the fair value of the private warrants	-	-	-	-	4,523,200	-	4,523,200
Accretion on Class A common stock subject to possible redemption amount	-	-	-	-	(4,547,165)	(29,724,381)	(34,271,546)
Net loss	-	-	-	-	-	(6,950,966)	(6,950,966)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(36,695,027)	$(36,693,992)
Net income	-	-	-	-	-	1,140,130	1,140,130
Balance - March 31, 2021 (unaudited)	-	-	10,350,000	1,035	-	(35,554,897)	(35,553,862)
Net loss	-	-	-	-	-	(4,518,106)	(4,518,106)
Balance - June 30, 2021 (unaudited)	-	-	10,350,000	1,035	-	(40,073,003)	(40,071,968)
Net income	-	-	-	-	-	3,979,493	3,979,493
Balance - September 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(36,093,510)	$(36,092,475)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from August 27, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$601,517	$(19,680)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,549,000)	-
Net gain from investments held in Trust Account	(30,969)	-
Changes in operating assets and liabilities:
Prepaid expenses	228,100	-
Accounts payable	228,957	-
Accrued expenses - related party	90,000	-
Accrued expenses	47,755	1,000
Franchise tax payable	37,993	18,680
Net cash used in operating activities	(345,647)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

Net change in cash	(345,647)	25,000

Cash - beginning of the period	891,720	-
Cash - end of the period	$546,073	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$155,000
Offering costs included in accounts payable	$-	$24,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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

The calculation of diluted net loss per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted loss per share, since their exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2021, and for the period from August 27, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.77	$9.91
Term (in years)	5.70	6.44
Volatility	11.80%	13.00%
Risk-free interest rate	1.09%	0.57%
Dividend yield	-	-

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

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net loss per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2021, and for the period from August 27, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended September 30, 2021.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of this Quarterly Report on Form 10-Q had not yet been identified.

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