Form 10-K
period 2021-12-31
Senior Connect Acquisition Corp. I
filed 2022-04-15
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock shares held by non-affiliates of the Registrant was approximately $402.8 million.

As of April 15, 2022, the Registrant had 41,400,000 shares of its Class A common stock, $0.0001 par value per share, and 10,350,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

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

ii

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

iii

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

On April 14, 2022, the Company entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000 (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Post-IPO Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of April 14, 2022, there was $670,000 outstanding under the Post-IPO Promissory Note.

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

Our initial stockholders, officers, directors and/or their respective affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their respective affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 13,500,001, or 37.5% (assuming all issued and outstanding shares are voted), or 2,250,001, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 36,000,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming the over-allotment option was not exercised). These quorums and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

Since the net proceeds of the Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of the Public Offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419.

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

On April 14, 2022, the Company entered into the Post-IPO Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Post-IPO Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of April 14, 2022, there was $670,000 outstanding under the Post-IPO Promissory Note.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are deemed to be similar to those contained in the warrant agreement governing our warrants and those of other SPAC entities. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our public warrants and our private placement warrants and determined to reclassify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, now included on our balance sheets contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations in the period of change. As a result of this recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize going forward non-cash gains or losses on our warrants each reporting period until exercised and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting going forward, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate for us to restate our previously issued financial statements for the affected periods. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We have determined to classify this circumstance as a material weakness.

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

The restatement described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims under federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are listed on Nasdaq under the symbols “SNRHU,” “SNRH” and “SNRHW”, respectively.

Holders

As of December 31, 2021, there was one holder of record of our units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

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

 On April 14, 2022, the Company entered into the Post-IPO Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Post-IPO Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of April 14, 2022, there was $670,000 outstanding under the Post-IPO Promissory Note.

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

ITEM 6. RESERVED.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 10,280,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to our Sponsor, generating gross proceeds to us of approximately $10.3 million.

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

Results of Operations

Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of approximately $5.5 million, which consisted of approximately $7.1 million in change in fair value of warrant liabilities and approximately $41,000 of interest income from investments held in Trust Account, partially offset by approximately $1.3 million in general and administrative expenses, $120,000 of related party administrative fees and approximately $200,000 in franchise tax expense.

For the period from August 27, 2020 (inception) through December 31, 2020 we had net loss of approximately $7.0 million, which consisted of approximately $41,000 in general and administrative expenses, $5,000 of related party administrative fees, approximately $69,000 of franchise tax expenses, change in fair value of warrant liabilities of approximately $6.2 million and offering costs associated with issuance of public and private placement warrants of approximately $661,000, partially offset by approximately $2,000 in interest income on the Trust Account.

Going Concern

As of December 31, 2021, we had approximately $179,000 in our operating bank account and a working capital deficit of approximately $273,000. Interest income earned on investments held in Trust Account may be used by us to pay our franchise and income tax obligations.

Prior to the consummation of the Initial Public Offering on December 15, 2020, our liquidity needs were satisfied through the receipt of $25,000 from our Sponsor in exchange for the issuance of Class B common stock, and the proceeds of a promissory note from our Sponsor. Subsequent to the consummation of the Public Offering and Private Placement, our liquidity needs have been satisfied with certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any Working Capital Loans.

We may need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that we would not be able to meet its obligations within one year after the date that the financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 15, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 10,280,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.3 million.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, we had no borrowings under the Working Capital Loans.

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

Administrative Support Agreement

We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $120,000 and $5,000 of such fees for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, respectively. As of December 31, 2021 and 2020, an aggregate of $125,000 and $5,000, respectively, in related party accrued expenses was outstanding, as reflected in the accompanying balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheets.

Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the re-measurement from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net loss per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the year ended December 31, 2021, and for the period from August 27, 2020 (inception) through December 31, 2020. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

SENIOR CONNECT ACQUISITION CORP. I

INDEX TO FINANCIAL STATEMENTS

Page
Report of Marcum LLP, Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021 and for the Period from August 27, 2020 (Inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2021 and for the Period from August 27, 2020 (Inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from August 27, 2020 (Inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Senior Connect Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Senior Connect Acquisition Corp I (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
April 14, 2022

SENIOR CONNECT ACQUISITION CORP. I

BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets:
Current assets:
Cash	$179,048	$891,720
Prepaid expenses	292,500	607,850
Total current assets	471,548	1,499,570
Investments held in Trust Account	414,043,108	414,001,702
Total Assets	$414,514,656	$415,501,272

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$254,885	$16,015
Accrued expenses	220,843	70,000
Accrued expenses - related party	125,000	5,000
Franchise tax payable	144,015	69,449
Total current liabilities	744,743	160,464
Derivative warrant liabilities	16,419,400	23,544,800
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	31,654,143	38,195,264

Commitments & Contingencies (Note 5)

Class A common stock subject to possible redemption, 0.0001 par value; 41,400,000 shares issued and outstanding at 10.00 per share redemption value as of December 31, 2021 and 2020	414,000,000	414,000,000

Stockholders’ Deficit:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued and outstanding (excluding 41,400,000 shares subject to possible redemption) as of December 31, 2021 and 2020	-	-
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of December 31, 2021 and 2020	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(31,140,522)	(36,695,027)
Total Stockholders’ Deficit	(31,139,487)	(36,693,992)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,514,656	$415,501,272

The accompanying notes are an integral part of these financial statements.

SENIOR CONNECT ACQUISITION CORP. I

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from August 27, 2020 (Inception) through December 31, 2020
Operating expenses
General and administrative expenses	$1,292,260	$40,752
Administrative fees - related party	120,000	5,000
Franchise tax expenses	200,041	69,449
Loss from operations	(1,612,301)	(115,201)
Change in fair value of warrant liabilities	7,125,400	(6,196,000)
Offering costs associated with issuance of public and private placement warrants	-	(661,147)
Net gain from investments held in Trust Account	41,406	1,702
Net income (loss)	$5,554,505	$(6,970,646)

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	6,968,317

Basic and diluted net income (loss) per share of Class A common stock	$0.11	$(0.43)

Weighted average shares outstanding of Class B common stock, basic and diluted	10,350,000	9,227,228

Basic and diluted net income (loss) per share of Class B common stock	$0.11	$(0.43)

The accompanying notes are an integral part of these financial statements.

SENIOR CONNECT ACQUISITION CORP. I

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2021 and

for the Period from August 27, 2020 (Inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 27, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	10,350,000	1,035	23,965	-	25,000
Excess cash received over the fair value of the private warrants	-	-	-	-	4,523,200	-	4,523,200
Re-measurement on Class A common stock subject to possible redemption amount	-	-	-	-	(4,547,165)	(29,724,381)	(34,271,546)
Net loss	-	-	-	-	-	(6,970,646)	(6,970,646)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(36,695,027)	$(36,693,992)
Net income	-	-	-	-	-	5,554,505	5,554,505
Balance - December 31, 2021	-	$-	10,350,000	$1,035	$-	$(31,140,522)	$(31,139,487)

The accompanying notes are an integral part of these financial statements.

SENIOR CONNECT ACQUISITION CORP. I

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from August 27, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$5,554,505	$(6,970,646)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,125,400)	6,196,000
Offering costs associated with issuance of public and private placement warrants	-	661,147
Net gain from investments held in Trust Account	(41,406)	(1,702)
Changes in operating assets and liabilities:
Prepaid expenses	315,350	(607,850)
Accounts payable	238,870	16,015
Accrued expenses - related party	120,000	5,000
Accrued expenses	150,843	-
Franchise tax payable	74,566	69,449
Net cash used in operating activities	(712,672)	(632,587)

Cash Flows from Investing Activities
Investment held in Trust Account	-	(414,000,000)
Net cash used in investing activities	-	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	138,788
Proceeds received from initial public offering, gross	-	414,000,000
Proceeds received from private placement	-	10,280,000
Offering costs paid	-	(8,780,693)
Repayment of note payable to related party	-	(138,788)
Net cash provided by financing activities	-	415,524,307

Net change in cash	(712,672)	891,720

Cash - beginning of the period	891,720	-
Cash - end of the period	$179,048	$891,720

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$14,490,000

The accompanying notes are an integral part of these financial statements.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Going Concern

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 27, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain portion of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended (the “Investment Company Act”), which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Going Concern

As of December 31, 2021, the Company had approximately $179,000 in its operating bank account and a working capital deficit of approximately $273,000. Interest income earned on investments held in Trust Account may be used by us to pay our franchise and income tax obligations.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of approximately $139,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 16, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through certain portion of proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021 and 2020, the Company had no borrowing under any Working Capital Loans.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that the financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making significant estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.

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

The Company accounts for its warrants issued in connection with the Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Private Placement have been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, as of December 31, 2021 and 2020, 41,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the re-measurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized..

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

The calculation of diluted net loss per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted loss per share, since their exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock for each class of common stock:

	For the Year Ended		For the Period from August 27, 2020 (Inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$4,443,604	$1,110,901	$(2,999,200)	$(3,971,446)

Denominator:
Weighted average common stock outstanding, basic and diluted	41,400,000	10,350,000	6,968,317	9,227,228
Basic and diluted net income (loss) per share of common stock	$0.11	$0.11	$(0.43)	$(0.43)

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

The Company’s management does not believe that there are any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. The Company incurred $120,000 and $5,000 in connection with such services for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) to December 31, 2020, respectively, as reflected in the accompanying statements of operations. As of December 31, 2021 and 2020, an aggregate of $125,000 and $5,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying balance sheets.

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

Note 5 - Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 6 - Warrants

As of December 31, 2021 and 2020, the Company had 20,700,000 Public Warrants and 10,280,000 Private Placement Warrants.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 41,400,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,592,000)
Offering costs allocated to Class A common stock	(22,679,546)
Plus:
Re-measurement on Class A common stock to redemption value	34,271,546
Class A common stock subject to possible redemption	$414,000,000

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 41,400,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption and classified as temporary equity. See Note 7.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, 10,350,000 shares of Class B common stock were issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,043,108	$-	$-	$414,043,108
Liabilities:
Warrant liabilities - public warrants	$10,971,000	$-	$-	$10,971,000
Warrant liabilities - private placement warrants	$-	$-	$5,448,400	$5,448,400

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,001,702	$-	$-	$414,001,702
Liabilities:
Warrant liabilities - public warrants	$-	$-	$15,732,000	$15,732,000
Warrant liabilities - private placement warrants	$-	$-	$7,812,800	$7,812,800

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

The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation, a Level 3 measurement, and subsequently been measured at each measurement date based on the market price of such warrants, a Level 1 measurement. For year ended December 31, 2021, the Company recognized a gain from the decrease in the fair value of warrant liabilities of approximately $7.1 million presented as change in fair value of warrant liabilities on the accompanying statements of operations. For the period from August 27, 2020 (inception) to December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of warrant liabilities of approximately $6.2 million presented as change in fair value of warrant liabilities on the accompanying statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020 is summarized as follows:

Warrant liabilities as of August 27, 2020 (inception)	$-
Issuance of public and private placement warrants	17,348,800
Change in fair value of warrant liabilities	6,196,000
Warrant liabilities as of December 31, 2020	23,544,800
Public warrants transfer to Level 1	(15,732,000)
Change in fair value of warrant liabilities	(2,364,400)
Warrant liabilities as of December 31, 2021	$5,448,400

The estimated fair value of the derivative warrant liabilities as of December 31, 2020 and the private placement warrants as of December 31, 2021 was determined using Level 3 inputs. Inherent in Monte-Carlo and modified Black-Scholes simulations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates:

	December 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.74	$9.91
Term (in years)	5.50	6.44
Volatility	9.80%	13.00%
Risk-free interest rate	1.30%	0.57%
Dividend yield	-	-

Note 10—Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and, along with the change in fair value of the warrant liabilities and related offering costs, are not currently deductible.

The income tax provision (benefit) consists of the following:

	For the Year Ended December 31, 2021	For the Period from August 27, 2020 (Inception) through December 31, 2020
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(329,888)	(23,835)
State	-	-
Change in Valuation Allowance	329,888	23,835
Income tax (benefit) provision	$-	$-

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net-operating loss carryforward	$47,540	$14,227
Start-up/Organization costs	$306,183	9,608
Total deferred tax assets	$353,723	23,835
Valuation allowance	$(353,723)	(23,835)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2021 and 2020, the valuation allowance increased by $329,888 and $23,835, respectively.

As of December 31, 2021 and 2020, the Company had $226,382 and $67,747, respectively, of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2021	For the Period from August 27, 2020 (Inception) through December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities and related offering costs	(26.2)%	(20.7)%
Change in valuation allowance	5.2%	(0.3)%
Income tax provision expense	0.0%	0.0%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the items disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 14, 2022, the Company entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000 (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Post-IPO Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of April 14, 2022, there was $670,000 outstanding under the Post-IPO Promissory Note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Controls over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of our audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer and Chief Financial Officer determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of our audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified, except as described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B. OTHER INFORMATION.

On April 14, 2022, the Company entered into the Post-IPO Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Post-IPO Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of April 14, 2022, there was $670,000 outstanding under the Post-IPO Promissory Note.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Richard T. Burke	78	Chief Executive Officer and Chairman
Isaac Applbaum	61	President and Director
Ryan Burke	48	Chief Financial Officer and Director
Steven Schwartz	58	Executive Vice President of M&A
Jeffrey A. Leerink	57	Director
Lee Shapiro	66	Director
Mark A. Thierer	62	Director
Natasha Deckmann	45	Director

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

Natasha Deckmann, one of our directors, serves as the Chief Operating Officer and Chief Clinical Officer for SecureSeniorConnectionsTM (SSC), a digital platform focused on preventing and reducing loneliness and social isolation in seniors, where she has been since September 2020. Dr. Deckmann is a passionate advocate for transforming healthcare and finding ways to improve the consumer experience and reduce total cost of care. She has extensive clinical and population health management leadership skills and private equity advisory and operating experience. From May 2018 to January 2020 Dr. Deckmann was the CEO of CarePoint Health System, a three hospital and medical group system in New Jersey. Prior to joining CarePoint Dr. Deckmann held several leadership positions at Optum from 2013 to January 2018. Her tenure included serving as head of Population Health Solutions at Optum Health, a comprehensive population health management business. She also served as Chief Operating Officer of Consumer Solutions Group at Optum. Prior to Optum, she held a number of senior leadership roles at Marsh Inc., including Chief Operating Officer of the International Division. Dr. Deckmann joined Marsh from Oliver Wyman, having led strategic consulting engagements for clients across the health care industry, including the US government. Since November 2021 Dr. Deckmann has served on the board of Two Chairs, a venture backed mental health company, and she served as an independent board director for Women’s Health USA from May 2018 to August 2021. She is a member of the Executive Partner Program with Health Enterprise Partners. Dr. Deckmann earned a Bachelor of Science in Economics from the University of Michigan, an MBA from the Kellogg School of Management at Northwestern University and a Doctorate of Medicine from the Feinberg School of Medicine at Northwestern University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Jeffrey A. Leerink, Isaac Applbaum and Natasha Deckmann, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Lee Shapiro and Ryan Burke, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mark A. Thierer and Richard T. Burke, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

Nasdaq rules and our amended and restated certificate of incorporation require that a majority of our board of directors be independent within one year of our Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that Jeffrey A. Leerink, Lee Shapiro, Mark A. Thierer and Natasha Deckmann are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Jeffrey A. Leerink, Lee Shapiro, Mark A. Thierer and Natasha Deckmann. In accordance with Rule 5605(e)(1)(A) of Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 51,750,000 shares of common stock outstanding as of the date of this Annual Report, of which 41,400,000 were shares of Class A common stock and 10,350,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class B Common Stock
Health Connect Acquisitions Holdings LLC(2)(3)	—	—	10,350,000	100%
Richard T. Burke(2)(3)	—	—	10,350,000	100%
Isaac Applbaum(2)(3)	—	—	10,350,000	100%
Ryan Burke(2)(3)	—	—	10,350,000	100%
Steven Schwartz	—	—	—	—
Jeffrey A. Leerink	—	—	—	—
Lee Shapiro	—	—	—	—
Mark A. Thierer	—	—	—	—
Natasha Deckmann(4)	3,850	*	—	—
All executive officers and directors as a group (8 individuals)	—	—	10,350,000	100%
Aristeia Capital, L.L.C.(5)	2,113,000	5.1%	—	—
Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC and Kenneth Griffin(6)	2,194,564	5.3%	—	—

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 7114 East Stetson Drive, Suite 400, Scottsdale, AZ 85251.

(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.

(3)	Health Connect Acquisitions Holdings LLC is the record holder of the shares reported herein. Each of Messrs. Applbaum, Richard T. Burke and Ryan Burke are the managers of Health Connect Acquisitions Holdings LLC. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers. No individual manager exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(4)	Natasha Deckmann purchased 3,850 units of the Company at the time of the Public Offering, and prior to being appointed as a director.

(5)	According to a Schedule 13G/A filed on February 14, 2022, Aristeia Capital, L.L.C., a Delaware limited liability company, is the investment manager of, and has voting and investment control with respect to the 2,113,000 shares of Class A common stock held by, one or more private investment funds. The business address for this stockholder is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6)	According to a Schedule 13G/A filed on February 14, 2022, Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin may be deemed to have shared voting and dispositive power with respect to the 2,194,564 shares of Class A common stock held by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Such owned shares of Class A common stock may include other instruments exercisable for or convertible into shares of Class A common stock. Mr. Griffin is also deemed to be the beneficial owner of 16,480 shares reported by Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Each of Citadel Advisors, CGP, Citadel Securities and CSGP is organized as a limited liability company under the laws of the State of Delaware. Each of CALC4 and CAH is organized as a limited partnership under the laws of the State of Delaware. Mr. Griffin is a U.S. citizen. The business address for this stockholder is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

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

Related Party Notes

On April 14, 2022, the Company entered into the Post-IPO Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Post-IPO Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of April 14, 2022, there was $670,000 outstanding under the Post-IPO Promissory Note.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020 and of services rendered totaled $136,218 and $38,625, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, we did not pay Marcum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, we occurred $7,725 and $0 tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2021 and for the period from August 27, 2020 (inception) through December 31, 2020, we did not pay Marcum any other fees.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.4	Warrant Agreement between Senior Connect Acquisition Corp. I and Continental Stock Transfer & Trust Company, dated as of December 10, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-3973), filed with the SEC on March 31, 2021).

10.1	Letter Agreement among Senior Connect Acquisition Corp. I, Health Connect Acquisitions Holdings LLC, its officers and directors, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.2	Investment Management Trust Agreement between Senior Connect Acquisition Corp. I and Continental Stock Transfer & Trust Company, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.3	Registration Rights Agreement between Senior Connect Acquisition Corp. I and Health Connect Acquisitions Holdings LLC, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.4	Private Placement Warrants Purchase Agreement between Senior Connect Acquisition Corp. I and Health Connect Acquisitions Holdings LLC, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.5	Administrative Services Agreement, dated December 10, 2020, between the Company and Health Connect Acquisitions Holdings LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

Exhibit Number	Description
10.6	Promissory Note, dated as of August 27, 2020, issued to Health Connect Acquisitions Holdings LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

10.7	Securities Subscription Agreement between Health Connect Acquisitions Holdings LLC and Senior Connect Acquisition Corp. I (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

10.8	Joinder Agreement, dated December 27, 2021, by and between the Company and Natasha Deckmann (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39793) filed with the SEC on January 3, 2022).

10.9*	Promissory Note, dated as of April 14, 2022, issued to Health Connect Acquisitions Holdings LLC.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

24.1	Power of Attorney (included on the signature page herein).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR CONNECT ACQUISITION CORP. I

	By:	/s/ Richard T. Burke
		Name:	Richard T. Burke
Dated: April 15, 2022		Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

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

Name	Title	Date

/s/ Richard T. Burke	Chief Executive Officer and Chairman	April 15, 2022
Richard T. Burke	(Principal Executive Officer)

/s/ Isaac Applbaum	President and Director	April 15, 2022
Isaac Applbaum

/s/ Ryan Burke	Chief Financial Officer and Director	April 15, 2022
Ryan Burke	(Principal Financial and Accounting Officer)

/s/ Steven Schwartz	Executive Vice President of M&A	April 15, 2022
Steven Schwartz

/s/ Jeffrey A. Leerink	Director	April 15, 2022
Jeffrey A. Leerink

/s/ Lee Shapiro	Director	April 15, 2022
Lee Shapiro

/s/ Mark A. Thierer	Director	April 15, 2022
Mark A. Thierer

/s/ Natasha Deckmann	Director	April 15, 2022
Natasha Deckmann