Form 10-Q
period 2022-03-31
Senior Connect Acquisition Corp. I
filed 2022-05-13
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 41,400,000 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

SENIOR CONNECT ACQUISITION CORP. I

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENIOR CONNECT ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$91,678	$179,048
Prepaid expenses	275,750	292,500
Total current assets	367,428	471,548
Investments held in Trust Account	414,079,677	414,043,108
Total Assets	$414,447,105	$414,514,656

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$392,541	$254,885
Accrued expenses	177,000	220,843
Accrued expenses - related party	155,000	125,000
Franchise tax payable	193,329	144,015
Note payable - related party	370,000	-
Total current liabilities	1,287,870	744,743
Derivative warrant liabilities	5,576,400	16,419,400
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	21,354,270	31,654,143

Commitments & Contingencies (Note 5)

Class A common stock subject to possible redemption, 0.0001 par value; 41,400,000 shares issued and outstanding at 10.00 per share redemption value as of March 31, 2022 and December 31, 2021	414,000,000	414,000,000

Stockholders’ Deficit:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued and outstanding (excluding 41,400,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	-	-
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(20,908,200)	(31,140,522)
Total Stockholders’ Deficit	(20,907,165)	(31,139,487)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,447,105	$414,514,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating expenses
General and administrative expenses	$567,932	$236,923
Administrative fees - related party	30,000	30,000
Franchise tax expenses	49,315	49,356
Loss from operations	(647,247)	(316,279)
Change in fair value of warrant liabilities	10,843,000	1,446,200
Net gain from investments held in Trust Account	36,569	10,209
Net income	$10,232,322	$1,140,130

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	41,400,000

Basic and diluted net income per share of Class A common stock	$0.20	$0.02

Weighted average shares outstanding of Class B common stock, basic and diluted	10,350,000	10,350,000

Basic and diluted net income per share of Class B common stock	$0.20	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	10,350,000	$1,035	$-	$(31,140,522)	$(31,139,487)
Net income	-	-	-	-	-	10,232,322	10,232,322
Balance - March 31, 2022 (unaudited)	-	$-	10,350,000	$1,035	$-	$(20,908,200)	$(20,907,165)

For the Three Months Ended March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(36,695,027)	$(36,693,992)
Net income	-	-	-	-	-	1,140,130	1,140,130
Balance - March 31, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(35,554,897)	$(35,553,862)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$10,232,322	$1,140,130
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(10,843,000)	(1,446,200)
Net gain from investments held in Trust Account	(36,569)	(10,209)
Changes in operating assets and liabilities:
Prepaid expenses	16,750	26,440
Accounts payable	137,656	6,450
Accrued expenses - related party	30,000	30,000
Accrued expenses	(43,843)	100,856
Franchise tax payable	49,314	(20,134)
Net cash used in operating activities	(457,370)	(172,667)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	370,000	-
Net cash provided by financing activities	370,000	-

Net change in cash	(87,370)	(172,667)

Cash - beginning of the period	179,048	891,720
Cash - end of the period	$91,678	$719,053

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 27, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Going Concern

As of March 31, 2022, the Company had approximately $92,000 in its operating bank account and a working capital deficit of approximately $920,000. Interest income earned on investments held in Trust Account may be used by us to pay our franchise and income tax obligations.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of approximately $139,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 16, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through certain portion of proceeds from the consummation of the Private Placement held outside of the Trust Account and borrowings from the Company’s Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, the Company had no borrowing under any Working Capital Loans.

Through March 31, 2022, the Company’s Sponsor advanced the Company $370,000 in cash, and on April 14, 2022, the Company formalized the borrowings and entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that the condensed financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2022. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022.

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

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Making significant estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company accounts for its warrants issued in connection with the Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of warrants issued in connection with the Private Placement have been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, as of March 31, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized As of March 31, 2022, and December 31, 2021, the Company had deferred tax assets with a full valuation allowance against them.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since their exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three months ended March 31, 2022 and 2021. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$8,185,858	$2,046,464	$912,104	$228,026

Denominator:
Weighted average common stock outstanding, basic and diluted	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income per share of common stock	$0.20	$0.20	$0.02	$0.02

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On April 14, 2022, the Company entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Post-IPO Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of March 31, 2022, there was $370,000 outstanding under the Post-IPO Promissory Note.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. The Company incurred $30,000 in connection with such services for the three months ended March 31, 2022 and 2021, as reflected in the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, an aggregate of $155,000 and $125,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying condensed balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 - Warrants

As of March 31, 2022 and December 31, 2021, the Company had 20,700,000 Public Warrants and 10,280,000 Private Placement Warrants.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 41,400,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 10,350,000 shares of Class B common stock were issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,079,677	$-	$-	$414,079,677
Liabilities:
Warrant liabilities - public warrants	$3,726,000	$-	$-	$3,726,000
Warrant liabilities - private placement warrants	$-	$-	$1,850,400	$1,850,400

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,043,108	$-	$-	$414,043,108
Liabilities:
Warrant liabilities - public warrants	$10,971,000	$-	$-	$10,971,000
Warrant liabilities - private placement warrants	$-	$-	$5,448,400	$5,448,400

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrant transferred from a Level 3 measurement to a Level 1 measurement as such warrants began to be separately listed and traded in February 2021. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation, a Level 3 measurement, and subsequently been measured at each measurement date based on the market price of such warrants, a Level 1 measurement. For the three months ended March 31, 2022 and 2021, the Company recognized a gain from the decrease in the fair value of warrant liabilities of approximately $10.8 million and $1.4 million, respectively, presented as change in fair value of warrant liabilities on the accompanying condensed statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the three months ended March 31, 2022 and 2021 is summarized as follows:

Warrant liabilities as of December 31, 2021	$5,448,400
Change in fair value of warrant liabilities	(3,598,000)
Warrant liabilities as of March 31, 2022	$1,850,400

Warrant liabilities as of December 31, 2020	$23,544,800
Public warrants transfer to Level 1	(15,732,000)
Change in fair value of warrant liabilities	(411,200)
Warrant liabilities as of March 31, 2021	$7,401,600

The estimated fair value of the private placement warrants as of March 31, 2022 and December 31, 2021 was determined using Level 3 inputs. Inherent in modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.82	$9.74
Term (in years)	5.76	5.50
Volatility	2.80%	9.80%
Risk-free interest rate	2.38%	1.30%
Dividend yield	-	-

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the items disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $10.2 million, which consisted of approximately $10.8 million in change in fair value of warrant liabilities and approximately $37,000 of interest income from investments held in Trust Account, partially offset by approximately $568,000 in general and administrative expenses, $30,000 of related party administrative fees and approximately $49,000 in franchise tax expense.

For the three months ended March 31, 2021, we had net income of approximately $1.1 million, which consisted of approximately $1.4 million gain from change in fair value of warrant liabilities and approximately $10,000 in interest earned from investments held in the Trust Account , offset by approximately $237,000 in general and administrative expenses, $30,000 of related party administrative fees and approximately $49,000 in franchise tax expense.

Going Concern

As of March 31, 2022, we had approximately $92,000 in our operating bank account and a working capital deficit of approximately $920,000. Interest income earned on investments held in Trust Account may be used by us to pay our franchise and income tax obligations.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that we would not be able to meet its obligations within one year after the date that the condensed financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 15, 2022. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $30,000 in connection with such services for the three months ended March 31, 2022 and 2021, respectively, as reflected in the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, an aggregate of $155,000 and $125,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying condensed balance sheets.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the three months ended March 31, 2022 and 2021. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

We account for our warrants issued in connection with the Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of warrants issued in connection with the Private Placement have been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the listed trading price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of our audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Dated: May 13, 2022

SENIOR CONNECT ACQUISITION CORP. I

By:	/s/ Ryan Burke
Name:	Ryan Burke
Title:	Chief Financial Officer