Form 10-Q
period 2022-06-30
Senior Connect Acquisition Corp. I
filed 2022-08-12
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 41,400,000 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

SENIOR CONNECT ACQUISITION CORP. I

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENIOR CONNECT ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$51,229	$179,048
Prepaid expenses	178,000	292,500
Total current assets	229,229	471,548
Investments held in Trust Account	414,605,574	414,043,108
Total Assets	$414,834,803	$414,514,656

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$212,190	$254,885
Accrued expenses	360,757	220,843
Accrued expenses - related party	185,000	125,000
Franchise tax payable	99,178	144,015
Income tax payable	49,631	-
Note payable - related party	790,000	-
Total current liabilities	1,696,756	744,743
Derivative warrant liabilities	2,168,600	16,419,400
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	18,355,356	31,654,143

Commitments & Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares issued and outstanding at $10.00 per share redemption value as of June 30, 2022 and December 31, 2021	414,086,708	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued and outstanding (excluding 41,400,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(17,608,296)	(31,140,522)
Total Stockholders’ Deficit	(17,607,261)	(31,139,487)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,834,803	$414,514,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses
General and administrative expenses	$417,025	$214,207	$984,957	$451,130
Administrative fees - related party	30,000	30,000	60,000	60,000
Franchise tax expenses	50,429	49,822	99,744	99,178
Loss from operations	(497,454)	(294,029)	(1,144,701)	(610,308)
Change in fair value of warrant liabilities	3,407,800	(4,234,400)	14,250,800	(2,788,200)
Net gain from investments held in Trust Account	525,897	10,323	562,466	20,532
Income (loss) before income tax	3,436,243	(4,518,106)	13,668,565	(3,377,976)
Income tax	49,631	-	49,631	-
Net income (loss)	$3,386,612	$(4,518,106)	$13,618,934	$(3,377,976)

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	41,400,000	41,400,000	41,400,000

Basic and diluted net income (loss) per share of Class A common stock	$0.07	$(0.09)	$0.26	$(0.07)

Weighted average shares outstanding of Class B common stock, basic and diluted	10,350,000	10,350,000	10,350,000	10,350,000

Basic and diluted net income (loss) per share of Class B common stock	$0.07	$(0.09)	$0.26	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	10,350,000	$1,035	$-	$(31,140,522)	$(31,139,487)
Net income	-	-	-	-	-	10,232,322	10,232,322
Balance - March 31, 2022 (unaudited)	-	-	10,350,000	1,035	-	(20,908,200)	(20,907,165)
Re-measurement on Class A common stock subject to possible redemption amount	-	-	-	-	-	(86,708)	(86,708)
Net income	-	-	-	-	-	3,386,612	3,386,612
Balance - June 30, 2022 (unaudited)	-	$-	10,350,000	$1,035	$-	$(17,608,296)	$(17,607,261)

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(36,695,027)	$(36,693,992)
Net income	-	-	-	-	-	1,140,130	1,140,130
Balance - March 31, 2021 (unaudited)	-	-	10,350,000	1,035	-	(35,554,897)	(35,553,862)
Net loss	-	-	-	-	-	(4,518,106)	(4,518,106)
Balance - June 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(40,073,003)	$(40,071,968)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$13,618,934	$(3,377,976)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(14,250,800)	2,788,200
Net gain from investments held in Trust Account	(562,466)	(20,532)
Changes in operating assets and liabilities:
Prepaid expenses	114,500	130,115
Accounts payable	(42,695)	12,326
Accrued expenses - related party	60,000	60,000
Accrued expenses	209,914	173,926
Franchise tax payable	(44,837)	1,512
Income tax payable	49,631	-
Net cash used in operating activities	(847,819)	(232,429)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	790,000	-
Offering costs paid	(70,000)	-
Net cash provided by financing activities	720,000	-

Net change in cash	(127,819)	(232,429)

Cash - beginning of the period	179,048	891,720
Cash - end of the period	$51,229	$659,291

Supplemental disclosure of noncash activities:
Re-measurement on Class A common stock subject to possible redemption amount	$86,708	$-

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 27, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

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

Going Concern

As of June 30, 2022, the Company had approximately $51,000 in its operating bank account and a working capital deficit of approximately $1.3 million, not taking into account tax obligations of approximately $149,000 that may be paid from income earned on investments held in Trust Account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of approximately $139,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 16, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through certain portion of proceeds from the consummation of the Private Placement held outside of the Trust Account and borrowings from the Company’s Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans as more fully described in Note 4.

Through June 30, 2022, the Company’s Sponsor advanced the Company $790,000 in cash, and on April 14, 2022, the Company formalized the borrowings and entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would be required to repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. As of June 30, 2022, $790,000 was borrowed under the Post-IPO Promissory Note.

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022 or any future period.

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, as of June 30, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Our effective tax rate was 1.44% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.36% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liabilities and the valuation allowance on the deferred tax assets.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since their exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three and six months ended June 30, 2022 and 2021. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$2,709,290	$677,322	$(3,614,485)	$(903,621)

Denominator:
Weighted average common stock outstanding, basic and diluted	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income (loss) per share of common stock	$0.07	$0.07	$(0.09)	$(0.09)

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$10,895,147	$2,723,787	$(2,702,381)	$(675,595)

Denominator:
Weighted average common stock outstanding, basic and diluted	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income (loss) per share of common stock	$0.26	$0.26	$(0.07)	$(0.07)

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

SENIOR CONNECT ACQUISITION CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

On April 14, 2022, the Company entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. If the Company fully draws down on the Post-IPO Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of June 30, 2022, there was $790,000 outstanding under the Post-IPO Promissory Note.

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. The Company incurred $30,000 in connection with such services for the three months ended June 30, 2022 and 2021, as reflected in the accompanying condensed statements of operations. The Company incurred $60,000 in connection with such services for the six months ended June 30, 2022 and 2021, as reflected in the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, an aggregate of $185,000 and $125,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying condensed balance sheets.

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

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the United Kingdom, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 6 - Warrants

As of June 30, 2022 and December 31, 2021, the Company had 20,700,000 Public Warrants and 10,280,000 Private Placement Warrants issued and outstanding.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 41,400,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,592,000)
Offering costs allocated to Class A common stock	(22,679,546)
Plus:
Accretion on Class A common stock to redemption value	34,271,546
Class A common stock subject to possible redemption as of December 31, 2021	414,000,000
Increase in redemption value of Class A common stock subject to redemption	86,708
Class A common stock subject to possible redemption as of June 30, 2022	$414,086,708

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 10,350,000 shares of Class B common stock were issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,605,574	$-	$-	$414,605,574
Liabilities:
Warrant liabilities - Public Warrants	$1,449,000	$-	$-	$1,449,000
Warrant liabilities - Private Placement Warrants	$-	$-	$719,600	$719,600

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,043,108	$-	$-	$414,043,108
Liabilities:
Warrant liabilities - Public Warrants	$10,971,000	$-	$-	$10,971,000
Warrant liabilities - Private Placement Warrants	$-	$-	$5,448,400	$5,448,400

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrant transferred from a Level 3 measurement to a Level 1 measurement as such warrants began to be separately listed and traded in February 2021. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.

SENIOR CONNECT ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation, a Level 3 measurement, and subsequently been measured at each measurement date based on the market price of such warrants, a Level 1 measurement as such warrants began to be separately listed and traded in February 2021. For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) from the decrease/(increase) in the fair value of warrant liabilities of approximately $3.4 million and ($4.2 million), respectively, presented as change in fair value of warrant liabilities on the accompanying condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) from the decrease/(increase) in the fair value of warrant liabilities of approximately $14.3 million and ($2.8 million), respectively, presented as change in fair value of warrant liabilities on the accompanying condensed statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the six months ended June 30, 2022 and 2021 is summarized as follows:

Warrant liabilities as of December 31, 2021	$5,448,400
Change in fair value of warrant liabilities	(3,598,000)
Warrant liabilities as of March 31, 2022	1,850,400
Change in fair value of warrant liabilities	(1,130,800)
Warrant liabilities as of June 30, 2022	$719,600

Warrant liabilities as of December 31, 2020	$23,544,800
Public warrants transfer to Level 1	(15,732,000)
Change in fair value of warrant liabilities	(411,200)
Warrant liabilities as of March 31, 2021	7,401,600
Change in fair value of warrant liabilities	1,336,400
Warrant liabilities as of June 30, 2021	$8,738,000

The estimated fair value of the private placement warrants as of June 30, 2022 and December 31, 2021 was determined using Level 3 inputs. Inherent in modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.84	$9.74
Term (in years)	5.51	5.50
Volatility	8.30%	9.80%
Risk-free interest rate	2.97%	1.30%
Dividend yield	-	-

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

Our entire activity since inception through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of approximately $3.4 million, which consisted of approximately $3.4 million in change in fair value of warrant liabilities and approximately $526,000 of interest income from investments held in Trust Account, partially offset by approximately $417,000 in general and administrative expenses, $30,000 of related party administrative fees, approximately $50,000 in franchise tax expense and approximately $50,000 income tax expense.

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

For the six months ended June 30, 2022, we had net income of approximately $13.6 million, which consisted of approximately $14.3 million in change in fair value of warrant liabilities and approximately $562,000 of interest income from investments held in Trust Account, partially offset by approximately $985,000 in general and administrative expenses, $60,000 of related party administrative fees, approximately $100,000 in franchise tax expense and approximately $50,000 income tax expense.

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

Due to the increase in income earned on the Trust Account which we expect continues in the second half of the year we are no longer projecting net operating losses. As a result, during the three and six months ended June 30, we had income tax expense of approximately $50,000.

Going Concern

As of June 30, 2022, we had approximately $51,000 in our operating bank account and a working capital deficit of approximately $1.3 million, not taking into account tax obligations of approximately $149,000 that may be paid from income earned on investments held in Trust Account.

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

 Through June 30, 2022, our Sponsor advanced the Company $790,000 in cash, and on April 14, 2022, we formalized the borrowings and entered into a promissory note with the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which we consummate our initial business combination. If we complete a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment.

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

Administrative Support Agreement

We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 in connection with such services for the three months ended June 30, 2022 and 2021, as reflected in the accompanying condensed statements of operations. We incurred $60,000 in connection with such services for the six months ended June 30, 2022 and 2021, as reflected in the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, an aggregate of $185,000 and $125,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying condensed balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the three and six months ended June 30, 2022 and 2021. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of our audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: August 12, 2022

SENIOR CONNECT ACQUISITION CORP. I

By:	/s/ Ryan Burke
Name:	Ryan Burke
Title:	Chief Financial Officer