Form 10-K/A
period 2021-12-31
Senior Connect Acquisition Corp. I
filed 2022-08-26
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Senior Connect Acquisition Corp. I (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022 (the “Original Filing”) solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” the Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in the Amendment, paragraph 3 of each of the certifications set forth in the exhibits has been omitted.

The Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original Filing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II of the Original Filing.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II of the Original Filing.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.4	Warrant Agreement between Senior Connect Acquisition Corp. I and Continental Stock Transfer & Trust Company, dated as of December 10, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-3973), filed with the SEC on March 31, 2021).

10.1	Letter Agreement among Senior Connect Acquisition Corp. I, Health Connect Acquisitions Holdings LLC, its officers and directors, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.2	Investment Management Trust Agreement between Senior Connect Acquisition Corp. I and Continental Stock Transfer & Trust Company, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.3	Registration Rights Agreement between Senior Connect Acquisition Corp. I and Health Connect Acquisitions Holdings LLC, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.4	Private Placement Warrants Purchase Agreement between Senior Connect Acquisition Corp. I and Health Connect Acquisitions Holdings LLC, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.5	Administrative Services Agreement, dated December 10, 2020, between the Company and Health Connect Acquisitions Holdings LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

58

Exhibit Number	Description
10.6	Promissory Note, dated as of August 27, 2020, issued to Health Connect Acquisitions Holdings LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

10.7	Securities Subscription Agreement between Health Connect Acquisitions Holdings LLC and Senior Connect Acquisition Corp. I (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

10.8	Joinder Agreement, dated December 27, 2021, by and between the Company and Natasha Deckmann (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39793) filed with the SEC on January 3, 2022).

10.9	Promissory Note, dated as of April 14, 2022, issued to Health Connect Acquisitions Holdings LLC (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K (File No. 001-39793), filed with the SEC on April 15, 2022).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

24.1	Power of Attorney (Incorporated by reference to Exhibit 24.1 to the Company's Annual Report on Form 10-K (File No. 001-39793), filed with the SEC on April 15, 2022).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K (File No. 001-3973), filed with the SEC on April 15, 2022).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to the Company's Annual Report on Form 10-K (File No. 001-3973), filed with the SEC on April 15, 2022).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR CONNECT ACQUISITION CORP. I

	By:	/s/ Richard T. Burke
		Name:	Richard T. Burke
Dated: August 26, 2022		Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Richard T. Burke	Chief Executive Officer and Chairman	August 26, 2022
Richard T. Burke	(Principal Executive Officer)

*	President and Director	August 26, 2022
Isaac Applbaum

/s/ Ryan Burke	Chief Financial Officer and Director	August 26, 2022
Ryan Burke	(Principal Financial and Accounting Officer)

*	Executive Vice President of M&A	August 26, 2022
Steven Schwartz

*	Director	August 26, 2022
Jeffrey A. Leerink

*	Director	August 26, 2022
Lee Shapiro

*	Director	August 26, 2022
Mark A. Thierer

*	Director	August 26, 2022
Natasha Deckmann

* By:	/s/ Ryan Burke
Ryan Burke, as attorney-in-fact

60