Form 10-Q
period 2022-09-30
Senior Connect Acquisition Corp. I
filed 2022-11-10
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 41,400,000 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

SENIOR CONNECT ACQUISITION CORP. I

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENIOR CONNECT ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$38,018	$179,048
Prepaid expenses	80,250	292,500
Total current assets	118,268	471,548
Investments held in Trust Account	416,198,504	414,043,108
Total Assets	$416,316,772	$414,514,656

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$181,087	$254,885
Accrued expenses	616,232	220,843
Accrued expenses - related party	215,000	125,000
Franchise tax payable	25,989	144,015
Income tax payable	311,826	-
Note payable - related party	890,000	-
Total current liabilities	2,240,134	744,743
Derivative warrant liabilities	619,600	16,419,400
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	17,349,734	31,654,143

Commitments & Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares issued and outstanding at approximately $10.04 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	415,490,632	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued and outstanding (excluding 41,400,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(16,524,629)	(31,140,522)
Total Stockholders’ Deficit	(16,523,594)	(31,139,487)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$416,316,772	$414,514,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses
General and administrative expenses	$435,333	$287,733	$1,420,290	$738,863
Administrative fees - related party	30,000	30,000	90,000	90,000
Franchise tax expenses	50,411	50,411	150,155	149,589
Loss from operations	(515,744)	(368,144)	(1,660,445)	(978,452)
Change in fair value of warrant liabilities	1,549,000	4,337,200	15,799,800	1,549,000
Net gain from investments held in Trust Account	1,827,530	10,437	2,389,996	30,969
Income before income tax	2,860,786	3,979,493	16,529,351	601,517
Income tax expense	373,195	-	422,826	-
Net income	$2,487,591	$3,979,493	$16,106,525	$601,517

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	41,400,000	41,400,000	41,400,000

Basic and diluted net income per share of Class A common stock	$0.05	$0.08	$0.31	$0.01

Weighted average shares outstanding of Class B common stock, basic and diluted	10,350,000	10,350,000	10,350,000	10,350,000

Basic and diluted net income per share of Class B common stock	$0.05	$0.08	$0.31	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	10,350,000	$1,035	$-	$(31,140,522)	$(31,139,487)
Net income	-	-	-	-	-	10,232,322	10,232,322
Balance - March 31, 2022 (unaudited)	-	-	10,350,000	1,035	-	(20,908,200)	(20,907,165)
Re-measurement on Class A common stock subject to possible redemption amount	-	-	-	-	-	(86,708)	(86,708)
Net income	-	-	-	-	-	3,386,612	3,386,612
Balance - June 30, 2022 (unaudited)	-	-	10,350,000	1,035	-	(17,608,296)	(17,607,261)
Re-measurement on Class A common stock subject to possible redemption amount	-	-	-	-	-	(1,403,924)	(1,403,924)
Net income	-	-	-	-	-	2,487,591	2,487,591
Balance - September 30, 2022 (unaudited)	-	$-	10,350,000	$1,035	$-	$(16,524,629)	$(16,523,594)

For the Three and Nine Months Ended September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(36,695,027)	$(36,693,992)
Net income	-	-	-	-	-	1,140,130	1,140,130
Balance - March 31, 2021 (unaudited)	-	-	10,350,000	1,035	-	(35,554,897)	(35,553,862)
Net loss	-	-	-	-	-	(4,518,106)	(4,518,106)
Balance - June 30, 2021 (unaudited)	-	-	10,350,000	1,035	-	(40,073,003)	(40,071,968)
Net income	-	-	-	-	-	3,979,493	3,979,493
Balance - September 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(36,093,510)	$(36,092,475)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$16,106,525	$601,517
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(15,799,800)	(1,549,000)
Net gain from investments held in Trust Account	(2,389,996)	(30,969)
Changes in operating assets and liabilities:
Prepaid expenses	212,250	228,100
Accounts payable	(73,798)	228,957
Accrued expenses - related party	90,000	90,000
Accrued expenses	465,389	47,755
Franchise tax payable	(118,026)	37,993
Income tax payable	311,826	-
Net cash used in operating activities	(1,195,630)	(345,647)

Cash Flows from Investing Activities
Interest released from Trust Account	234,600	-
Net cash provided by investing activities	234,600	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	890,000	-
Offering costs paid	(70,000)	-
Net cash provided by financing activities	820,000	-

Net change in cash	(141,030)	(345,647)

Cash - beginning of the period	179,048	891,720
Cash - end of the period	$38,018	$546,073

Supplemental cash flow information:
Cash paid for income tax	$111,000	$-

Supplemental disclosure of noncash activities:
Re-measurement on Class A common stock subject to possible redemption amount	$1,490,632	$-

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 27, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain portion of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is only to be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended (the “Investment Company Act”), which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or December 15, 2022 (as such period may be extended pursuant to the Certificate of Incorporation, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. On October 21, 2022, the Company filed a preliminary proxy statement on Form PRE 14A (“Extension Proxy”) for a special meeting of the Company’s stockholders to be held for the approval of an extension of the Combination Period to December 15, 2023 (the date that is 36 months from the closing of the Initial Public Offering).

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had approximately $38,000 in its operating bank account and a working capital deficit of approximately $1.8 million, not taking into account tax obligations of approximately $338,000 that may be paid from income earned on investments held in Trust Account.

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

In April 14, 2022, the Company formalized prior borrowings and entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). Through September 30, 2022, the Company borrowed $890,000 in cash under the Post-IPO Promissory Note. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would be required to repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that these conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that the condensed financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2022. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

The Company accounts for its warrants issued in connection with the Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of warrants issued in connection with the Private Placement have been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded in February 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, as of September 30, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Our effective tax rate was 13.05% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.56% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liabilities and the valuation allowance on the deferred tax assets.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since their exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three and nine months ended September 30, 2022 and 2021. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$1,990,073	$497,518	$3,183,594	$795,899

Denominator:
Weighted average common stock outstanding, basic and diluted	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income per share of common stock	$0.05	$0.05	$0.08	$0.08

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$12,885,220	$3,221,305	$481,214	$120,303

Denominator:
Weighted average common stock outstanding, basic and diluted	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income per share of common stock	$0.31	$0.31	$0.01	$0.01

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

On April 14, 2022, the Company entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. If the Company fully draws down on the Post-IPO Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of September 30, 2022, there was $890,000 outstanding under the Post-IPO Promissory Note.

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. The Company incurred $30,000 in connection with such services for the three months ended September 30, 2022 and 2021, as reflected in the accompanying condensed statements of operations. The Company incurred $90,000 in connection with such services for the nine months ended September 30, 2022 and 2021, as reflected in the accompanying condensed statements of operations. As of September 30, 2022 and December 31, 2021, an aggregate of $215,000 and $125,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying condensed balance sheets.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” (Private Investment in Public Entity) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 6 - Warrants

As of September 30, 2022 and December 31, 2021, the Company had 20,700,000 Public Warrants and 10,280,000 Private Placement Warrants issued and outstanding.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 41,400,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,592,000)
Offering costs allocated to Class A common stock	(22,679,546)
Plus:
Accretion on Class A common stock to redemption value	34,271,546
Class A common stock subject to possible redemption as of December 31, 2021	414,000,000
Increase in redemption value of Class A common stock subject to redemption	1,490,632
Class A common stock subject to possible redemption as of September 30, 2022	$415,490,632

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 10,350,000 shares of Class B common stock were issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$416,198,504	$-	$-	$416,198,504
Liabilities:
Warrant liabilities - Public Warrants	$414,000	$-	$-	$414,000
Warrant liabilities - Private Placement Warrants	$-	$-	$205,600	$205,600

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,043,108	$-	$-	$414,043,108
Liabilities:
Warrant liabilities - Public Warrants	$10,971,000	$-	$-	$10,971,000
Warrant liabilities - Private Placement Warrants	$-	$-	$5,448,400	$5,448,400

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrant transferred from a Level 3 measurement to a Level 1 measurement as such warrants began to be separately listed and traded in February 2021. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation, a Level 3 measurement, and subsequently been measured at each measurement date based on the market price of such warrants, a Level 1 measurement as such warrants began to be separately listed and traded in February 2021. For the three months ended September 30, 2022 and 2021, the Company recognized a gain from the decrease in the fair value of warrant liabilities of approximately $1.5 million and $4.3 million, respectively, presented as change in fair value of warrant liabilities on the accompanying condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain from the decrease in the fair value of warrant liabilities of approximately $15.8 million and $1.5 million, respectively, presented as change in fair value of warrant liabilities on the accompanying condensed statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the nine months ended September 30, 2022 and 2021 is summarized as follows:

Warrant liabilities as of December 31, 2021	$5,448,400
Change in fair value of warrant liabilities	(3,598,000)
Warrant liabilities as of March 31, 2022	1,850,400
Change in fair value of warrant liabilities	(1,130,800)
Warrant liabilities as of June 30, 2022	719,600
Change in fair value of warrant liabilities	(514,000)
Warrant liabilities as of September 30, 2022	$205,600

Warrant liabilities as of December 31, 2020	$23,544,800
Public warrants transfer to Level 1	(15,732,000)
Change in fair value of warrant liabilities	(411,200)
Warrant liabilities as of March 31, 2021	7,401,600
Change in fair value of warrant liabilities	1,336,400
Warrant liabilities as of June 30, 2021	8,738,000
Change in fair value of warrant liabilities	(1,439,200)
Warrant liabilities as of September 30, 2021	$7,298,800

The estimated fair value of the private placement warrants as of September 30, 2022 and December 31, 2021 was determined using Level 3 inputs. Inherent in modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.95	$9.74
Term (in years)	5.21	5.50
Volatility	6.30%	9.80%
Risk-free interest rate	3.97%	1.30%
Dividend yield	-	-

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. On October 21, 2022, the Company filed the Extension Proxy for a special meeting of the Company’s stockholders to be held for the approval of an extension of the Combination Period to December 15, 2023 (the date that is 36 months from the closing of the Initial Public Offering). Except as otherwise noted herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Public Offering, or December 15, 2022 (as such period may be extended pursuant to the Certificate of Incorporation, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. On October 21, 2022, the Company filed a preliminary proxy statement on Form PRE 14A (“Extension Proxy”) for a special meeting of the Company’s stockholders to be held for the approval of an extension of the Combination Period to December 15, 2023 (the date that is 36 months from the closing of the Initial Public Offering).

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in Trust Account.

For the three months ended September 30, 2022, we had net income of approximately $2.5 million, which consisted of approximately $1.5 million in change in fair value of warrant liabilities and approximately $1.8 million of interest income from investments held in Trust Account, partially offset by approximately $436,000 in general and administrative expenses, $30,000 of related party administrative fees, approximately $50,000 in franchise tax expense and approximately $373,000 income tax expense.

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

For the nine months ended September 30, 2022, we had net income of approximately $16.1 million, which consisted of approximately $15.8 million in change in fair value of warrant liabilities and approximately $2.4 million of interest income from investments held in Trust Account, partially offset by approximately $1.4 million in general and administrative expenses, $90,000 of related party administrative fees, approximately $150,000 in franchise tax expense and approximately $423,000 income tax expense.

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

Due to the increase in income earned on the Trust Account we are no longer projecting net operating losses. As a result, during the three and nine months ended September 30, 2022 we had income tax expense of approximately $423,000.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, we had approximately $38,000 in our operating bank account and a working capital deficit of approximately $1.8 million, not taking into account tax obligations of approximately $338,000 that may be paid from income earned on investments held in Trust Account.

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

Through September 30, 2022, our Sponsor loaned the Company $890,000 in cash, under a promissory note entered into on April 14, 2022, pursuant to which we may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which we consummate our initial business combination. If we complete a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment.

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

Administrative Support Agreement

We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 in connection with such services for the three months ended September 30, 2022 and 2021, as reflected in the accompanying condensed statements of operations. We incurred $90,000 in connection with such services for the nine months ended September 30, 2022 and 2021, as reflected in the accompanying condensed statements of operations. As of September 30, 2022 and December 31, 2021, an aggregate of $215,000 and $125,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying condensed balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. We classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the three and nine months ended September 30, 2022 and 2021. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of our audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022 and, most recently, the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in December 2020 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 21 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $2.2 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or December 10, 2022, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by December 10, 2022.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise, (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

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

Dated: November 10, 2022

SENIOR CONNECT ACQUISITION CORP. I

By:	/s/ Ryan Burke
Name:	Ryan Burke
Title:	Chief Financial Officer