Form 10-K
period 2022-12-31
Senior Connect Acquisition Corp. I
filed 2023-04-14
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock shares held by non-affiliates of the Registrant was approximately $407.4 million.

As of April 14, 2023, the Registrant had 1,228,794 shares of its Class A common stock, $0.0001 par value per share, and 10,350,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

●	If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

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

Upon the closing of the Public Offering and the Private Placement, $414,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay taxes, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination; (ii) the redemption of any of the shares of Class A common stock sold as part of the units sold in our Public Offering (“public shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete an initial business combination by December 15, 2023 (as modified by the Extension Amendment described below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the public shares if we are unable to complete an initial business combination by December 15, 2023 (as modified by the Extension Amendment described below) . The proceeds held in the Trust Account may only be invested in direct United States government treasury obligations within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

On April 14, 2022, the Company entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000 (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Post-IPO Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. On March 1, 2023, the Company and Sponsor amended and restated the Promissory Note (the “A&R Promissory Note”) such that the A&R Promissory Note will be repaid on the earlier of (i) December 15, 2023 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses, without interest. As of March 1, 2023, the Company was provided aggregate advances of $1,692,640 in loan proceeds pursuant to the A&R Promissory Note.

On December 12, 2022, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation to change the date by which we must consummate a Business Combination from December 15, 2022 (the date that is 24 months from the closing of the Public Offering) to December 15, 2023 (the date that is 36 months from the closing date of the Public Offering) or such earlier date as determined by the board of directors. Our stockholders approved the Extension Amendment at a special meeting of stockholders (the “Special Meeting”) on December 9, 2022. In connection with the Special Meeting, stockholders holding 40,171,206 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of approximately $405.8 million. Following such redemptions, approximately $12.4 million was left in trust and 1,228,794 shares of Class A common stock remain outstanding.

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

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, we would not need any shares in addition to our initial stockholders’ founder shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming the over-allotment option was not exercised). These quorums and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until December 15, 2023.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, we would not need any shares in addition to our initial stockholders’ founder shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming the over-allotment option was not exercised). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Charter provides that we will have until December 15, 2023 (or such earlier date as determined by the board of directors) to complete our initial business combination. If we are unable to complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors). However, if our initial stockholders, officers or directors acquire public shares in or after the Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the trust account in the event we do not complete our initial business combination and subsequently liquidate and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

Our initial stockholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors) or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described above under “Limitations on redemptions.” For example, our board of directors may propose such an amendment if it determines that additional time is necessary to complete our initial business combination. In such event, we will conduct a proxy solicitation and distribute proxy materials pursuant to Regulation 14A of the Exchange Act seeking stockholder approval of such proposal, and in connection therewith, provide our public stockholders with the redemption rights described above upon stockholder approval of such amendment.

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

Our initial stockholders own 89.4% of our outstanding common stock after giving effect to the redemptions in connection with the Special Meeting. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, we would not need any shares in addition to our initial stockholders’ founder to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming the over-allotment option was not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This outbreak of COVID-19 has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, and result in protectionist sentiments and legislation in our target markets, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third- party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

The requirement that we complete our initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If the net proceeds of the Public Offering not being held in the trust account are insufficient to allow us to operate for at least until December 15, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Public Offering, only $1,000,000 were available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until December 15, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

On April 14, 2022, the Company entered into the Post-IPO Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Post-IPO Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. On March 1, 2023, the Company and Sponsor amended and restated the Promissory Note such that the A&R Promissory Note will be repaid on the earlier of (i) December 15, 2023 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses, without interest. As of March 1, 2023, the Company was provided aggregate advances of $1,692,640 in loan proceeds pursuant to the A&R Promissory Note.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Public Offering in December 2020 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $2.2 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to December 15, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to December 15, 2023, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to December 15, 2023, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to December 15, 2023, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

If we have not completed an initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors), our public stockholders may be forced to wait beyond such date before redemption from our trust account.

If we have not completed an initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond December 15, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our liquidation unless we complete our initial business combination or amend certain material provisions of our amended and restated certificate of incorporation prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the December 15, 2023 date (or such earlier date as determined by the board of directors) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Public Offering, there were 338,600,000 and 9,650,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after the Public Offering, were be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants as described in “Description of Securities - Warrants - Public Stockholders’ Warrants - Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business - Effecting our initial business combination - Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On August 27, 2020 our sponsor subscribed for an aggregate 10,062,500 founder shares for a total subscription price of $25,000, or approximately $0.002 per share. On November 23, 2020, our sponsor surrendered 1,437,500 founder shares to us for cancellation for no consideration resulting in our sponsor holding 8,625,000 founder shares. Such shares are fully paid, and the cash amount of the subscription price therefor was received on September 22, 2020. On December 10, 2020, we effected a 1:1.2 stock split of our Class B common stock, resulting in an aggregate of 10,350,000 founder shares outstanding, all of which are held by our sponsor. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 41,400,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 10,280,000 warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $10,280,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as December 15, 2023 nears, which is the deadline for our completion of an initial business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors) or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 89.4% of our outstanding common stock after giving effect to the redemptions in connection with the Special Meeting, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors) or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own 89.4% of our outstanding common stock after giving effect to the redemptions in connection with the Special Meeting. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any units in the Public Offering or if our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors) or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors) is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond December 15, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

On January 9, 2023, the Company received a notice from Nasdaq indicating that the Company was deficient in meeting the requirements of Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders no later than one year after the end of the Company’s 2021 fiscal year-end. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company submitted a plan to regain compliance by holding an annual meeting by June 2023. While the plan is pending approval by Nasdaq, the Company’s securities will continue to trade on Nasdaq.

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

Prior to the Public Offering there was been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Public Offering, management held customary organizational meetings with the representative of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Public Offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

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

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of the public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities - Warrants - Public Stockholders’ Warrants - Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities - Warrants - Public Stockholders’ Warrants - Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of Class A common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 20,700,000 shares of Class A common stock as part of the units offered by the Public Offering and, simultaneously with the closing of the Public Offering, we issued in a private placement an aggregate of 10,280,000 warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete our initial business combination. Therefore, our warrants may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by December 15, 2023 (or such earlier date as determined by the board of directors).

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

The financial statements may not reflect the Company’s financial condition and cash flow as a result of Russia’s military action against Ukraine.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently sub-lease executive offices at 7114 East Stetson Drive, Suite 400, Scottsdale, AZ 85251 from our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are listed on Nasdaq under the symbols “SNRHU,” “SNRH” and “SNRHW”, respectively.

Holders

As of December 31, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On April 14, 2022, the Company entered into the Post-IPO Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Post-IPO Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. On March 1, 2023, the Company and Sponsor amended and restated the Promissory Note such that the A&R Promissory Note will be repaid on the earlier of (i) December 15, 2023 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses, without interest. As of March 1, 2023, the Company was provided aggregate advances of $1,692,640 in loan proceeds pursuant to the A&R Promissory Note.

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

If we are unable to complete a Business Combination by December 15, 2023, or such earlier date as determined by the Company’s board of directors (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On December 12, 2022, we filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation to change the date by which we must consummate a Business Combination from December 15, 2022, 24 months from the closing of the Initial Public Offering to the Combination Period. Our stockholders approved the Extension Amendment at a special meeting of stockholders (the “Special Meeting”) on December 9, 2022. In connection with the Special Meeting, stockholders holding 40,171,206 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of approximately $405.8 million. Following such redemptions, approximately $12.4 million was left in trust and 1,228,794 Public Shares remain outstanding.

Results of Operations

Our entire activity since inception through December 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of approximately $16.6 million, which consisted of approximately $14.6 million in change in fair value of warrant liabilities and approximately $5.1 million of interest income from investments held in Trust Account, partially offset by approximately $1.8 million in general and administrative expenses, $120,000 of related party administrative fees and approximately $175,000 in franchise tax expense.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had approximately $8,000 in our operating bank account and a working capital deficit of approximately $1.3 million, not taking into account tax obligations of approximately $248,000 that may be withdrawn from income earned on investment held in Trust Account and approximately $968,000 under the note payable – related party.

Prior to the consummation of the Initial Public Offering on December 15, 2020, our liquidity needs were satisfied through the receipt of $25,000 from our Sponsor in exchange for the issuance of Class B common stock, and the proceeds of a promissory note from our Sponsor. Subsequent to the consummation of the Public Offering and Private Placement, our liquidity needs have been satisfied with certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. As of December 31, 2022 and 2021, there were no Working Capital Loans.

Through December 31, 2022, our Sponsor loaned us approximately $968,000 in cash, under a promissory note entered into on April 14, 2022, pursuant to which we may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which we consummate our initial business combination. If we complete a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment.

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

Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that we would not be able to meet its obligations within one year after the date that the financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 15, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, we had no Working Capital Loans.

On April 14, 2022, we entered into a promissory note with the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which we consummate its initial business combination. If we complete a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. If we fully draw down on the Post-IPO Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by us during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of December 31, 2022, there was approximately $968,000 outstanding under the Post-IPO Promissory Note.

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

Administrative Support Agreement

We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $120,000 of such fees for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, an aggregate of approximately $244,000 and $125,000, respectively, in related party accrued expenses was outstanding, as reflected in the accompanying balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. In connection with the Special Meeting, in December 2022, stockholders holding 40,171,206 Public Shares redeemed their shares for cash. Accordingly, as of December 31, 2022 and 2021, 1,228,794 and 41,400,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the balance sheets.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the years ended December 31, 2022 and 2021. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K.

SENIOR CONNECT ACQUISITION CORP. I

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Senior Connect Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Senior Connect Acquisition Corp. I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, if the Company does not consummate a business combination by December 15, 2023, there will be a mandatory liquidation and a subsequent dissolution of the Company, and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

April 14, 2023

SENIOR CONNECT ACQUISITION CORP. I

BALANCE SHEETS

	As of December 31,
	2022	2021
Assets:
Current assets:
Cash	$7,566	$179,048
Prepaid expenses	67,500	292,500
Total current assets	75,066	471,548
Cash and investments held in Trust Account	12,535,908	414,043,108
Total Assets	$12,610,974	$414,514,656

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$647,172	$254,885
Accrued expenses	260,844	220,843
Accrued expenses - related party	243,500	125,000
Franchise tax payable	51,200	144,015
Income tax payable	408,215	-
Note payable - related party	967,640	-
Total current liabilities	2,578,571	744,743
Derivative warrant liabilities	1,858,800	16,419,400
Deferred underwriting commissions	14,490,000	14,490,000
Total Liabilities	18,927,371	31,654,143

Commitments & Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 1,228,794 and 41,400,000 shares issued and outstanding at $10.00 per share redemption value as of December 31, 2022 and 2021	12,287,940	414,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued and outstanding (excluding 1,228,794 and 41,400,000 shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of December 31, 2022 and 2021	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(18,605,372)	(31,140,522)
Total Stockholders' Deficit	(18,604,337)	(31,139,487)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$12,610,974	$414,514,656

The accompanying notes are an integral part of these financial statements.

SENIOR CONNECT ACQUISITION CORP. I

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Operating expenses
General and administrative expenses	$1,775,804	$1,292,260
Administrative fees - related party	120,000	120,000
Franchise tax expenses	175,366	200,041
Loss from operations	(2,071,170)	(1,612,301)
Change in fair value of warrant liabilities	14,560,600	7,125,400
Net gain from investments held in Trust Account	5,112,296	41,406
Income before income tax	17,601,726	5,554,505
Income tax expense	989,215	-
Net income	$16,612,511	$5,554,505

Weighted average shares outstanding of Class A common stock, basic and diluted	39,529,012	41,400,000

Basic and diluted net income per share of Class A common stock	$0.33	$0.11

Weighted average shares outstanding of Class B common stock, basic and diluted	10,350,000	10,350,000

Basic and diluted net income per share of Class B common stock	$0.33	$0.11

The accompanying notes are an integral part of these financial statements.

SENIOR CONNECT ACQUISITION CORP. I

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2022 and 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(36,695,027)	$(36,693,992)
Net income	-	-	-	-	-	5,554,505	5,554,505
Balance - December 31, 2021	-	-	10,350,000	1,035	-	(31,140,522)	(31,139,487)
Re-measurement on Class A common stock subject to possible redemption amount	-	-	-	-	-	(4,077,361)	(4,077,361)
Net income	-	-	-	-	-	16,612,511	16,612,511
Balance - December 31, 2022	-	$-	10,350,000	$1,035	$-	$(18,605,372)	$(18,604,337)

The accompanying notes are an integral part of these financial statements.

SENIOR CONNECT ACQUISITION CORP. I

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$16,612,511	$5,554,505
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(14,560,600)	(7,125,400)
Net gain from investments held in Trust Account	(5,112,296)	(41,406)
Changes in operating assets and liabilities:
Prepaid expenses	225,000	315,350
Accounts payable	390,787	238,870
Accrued expenses - related party	120,000	120,000
Accrued expenses	110,001	150,843
Franchise tax payable	(92,815)	74,566
Income tax payable	408,215	-
Net cash used in operating activities	(1,899,197)	(712,672)

Cash Flows from Investing Activities
Interest released from Trust Account to pay taxes	830,075	-
Cash withdrawn from Trust Account to redeem Public Shares	405,789,421	-
Net cash provided by investing activities	406,619,496	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	967,640	-
Redemption of Public Shares	(405,789,421)	-
Offering costs paid	(70,000)	-
Net cash used in financing activities	(404,891,781)	-

Net change in cash	(171,482)	(712,672)

Cash - beginning of the period	179,048	891,720
Cash - end of the period	$7,566	$179,048

Supplemental cash flow information:
Cash paid for income tax	$581,000	$-

Supplemental disclosure of noncash activities:
Re-measurement on Class A common stock subject to possible redemption amount	$4,077,361	$-

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from August 27, 2020 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

If the Company is unable to complete a Business Combination by December 15, 2023, or such earlier date as determined by the Company’s board of directors (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On December 12, 2022, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to change the date by which it must consummate a Business Combination from December 15, 2022, 24 months from the closing of the Initial Public Offering to the Combination Period. The Company’s stockholders approved the Extension Amendment at a special meeting of stockholders of the Company (the “Special Meeting”) on December 9, 2022. In connection with the Special Meeting, stockholders holding 40,171,206 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of approximately $405.8 million. Following such redemptions, approximately $12.4 million was left in trust and 1,228,794 Public Shares remain outstanding.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had approximately $8,000 in its operating bank account and a working capital deficit of approximately $1.3 million, not taking into account tax obligations of approximately $248,000 that may be paid from income earned on investment held in Trust Account, and approximately $968,000 outstanding under the note payable- related party.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of approximately $139,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 16, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through certain portion of proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans as more fully described and defined in Note 4. There were no Working Capital Loans outstanding as of December 31, 2022 and 2021.

On April 14, 2022, the Company formalized prior borrowings and entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). Through December 31, 2022, the Company borrowed approximately $968,000 in cash under the Post-IPO Promissory Note, with $2.0 million principal balance unutilized. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would be required to repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment.

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

Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that the financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidation condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Cash and Investments Held in Trust Account

With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act. The proposal is consistent with less formal positions recently taken by the staff of the SEC. To mitigate the risk of being viewed as operating an unregistered investment company, on December 13, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination and liquidation of the Company. Accordingly, the Trust Account has ceased to be invested or otherwise to earn more than minimal interest, if any. This means that the amount available for redemption will not meaningfully increase in the future, if at all.

Previously, and as of December 31, 2021, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities is presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting, in December 2022, stockholders holding 40,171,206 Public Shares redeemed their shares for cash. Accordingly, as of December 31, 2022 and 2021, 1,228,794 and 41,400,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since their exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the years ended December 31, 2022 and 2021. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock for each class of common stock:

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$13,165,380	$3,447,131	$4,443,604	$1,110,901

Denominator:
Weighted average common stock outstanding, basic and diluted	39,529,012	10,350,000	41,400,000	10,350,000

Basic and diluted net income per share of common stock	$0.33	$0.33	$0.11	$0.11

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no Working Capital Loans outstanding.

On April 14, 2022, the Company entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3.0 million Post-IPO Promissory Note. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. If the Company fully draws down on the Post-IPO Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of December 31, 2022, there was approximately $968,000 outstanding under the Post-IPO Promissory Note, with $2.0 million principal balance unutilized.

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. The Company incurred $120,000 in connection with such services for the years ended December 31, 2022 and 2021, as reflected in the accompanying statements of operations. As of December 31, 2022 and 2021, approximately $244,000 and $125,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying balance sheets.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, approximately $8.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $14.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee would become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. See Note 11.

Note 6 - Warrants

As of December 31, 2022 and 2021, the Company had 20,700,000 Public Warrants and 10,280,000 Private Placement Warrants.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 1,228,794 and 41,400,000 Class A common stock outstanding, respectively, all of which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,592,000)
Offering costs allocated to Class A common stock	(22,679,546)
Plus:
Accretion on Class A common stock to redemption value	34,271,546
Class A common stock subject to possible redemption as of December 31, 2021	414,000,000
Redemption of Public Shares	(405,789,421)
Increase in redemption value of Class A common stock subject to redemption	4,077,361
Class A common stock subject to possible redemption as of December 31, 2022	$12,287,940

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 1,228,794 and 41,400,000 shares of Class A common stock issued or outstanding, respectively, all of which were subject to possible redemption and classified as temporary equity. See Note 7.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 10,350,000 shares of Class B common stock were issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities - Public Warrants	$1,242,000	$-	$-	$1,242,000
Warrant liabilities - Private Placement Warrants	$-	$-	$616,800	$616,800

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$414,043,108	$-	$-	$414,043,108
Liabilities:
Warrant liabilities - Public Warrants	$10,971,000	$-	$-	$10,971,000
Warrant liabilities - Private Placement Warrants	$-	$-	$5,448,400	$5,448,400

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrant transferred from a Level 3 measurement to a Level 1 measurement as such warrants began to be separately listed and traded in February 2021. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination and liquidation of the Company. See Note 2. At December 31, 2021, Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation, a Level 3 measurement, and subsequently been measured at each measurement date based on the market price of such warrants, a Level 1 measurement as such warrants began to be separately listed and traded in February 2021. For the years ended December 31, 2022 and 2021, the Company recognized a gain from the decrease in the fair value of warrant liabilities of approximately $14.6 million and $7.1 million, respectively, presented as change in fair value of warrant liabilities on the accompanying statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the years ended December 31, 2022 and 2021 is summarized as follows:

Warrant liabilities as of December 31, 2020	$23,544,800
Public warrants transfer to Level 1	(15,732,000)
Change in fair value of warrant liabilities	(2,364,400)
Warrant liabilities as of December 31, 2021	5,448,400
Change in fair value of warrant liabilities	(4,831,600)
Warrant liabilities as of December 31, 2022	$616,800

The estimated fair value of the private placement warrants as of December 31, 2022 and 2021 was determined using Level 3 inputs. Inherent in modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.76	$9.74
Term (in years)	5.75	5.50
Volatility	4.90%	9.80%
Risk-free interest rate	3.90%	1.30%
Dividend yield	-	-

Note 10-Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and, along with the change in fair value of the warrant liabilities and related offering costs, are not currently deductible.

The income tax provision consists of the following:

	For the Years Ended December 31,
	2022	2021
Current
Federal	$989,215
State	-	-
Deferred
Federal	(350,579)	(329,888)
State		-
Change in valuation allowance	350,579	329,888
Income tax provision	$989,215	$-

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net-operating loss carryforward	$-	$47,540
Start-up/Organization costs	704,301	306,183
Total deferred tax assets	704,301	353,723
Valuation allowance	(704,301)	(353,723)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the valuation allowance increased by approximately $351,000 and $330,000, respectively.

As of December 31, 2022 and 2021, the Company had $0 and $226,382, respectively, of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	-%	-%
Change in fair value of warrant liabilities	(17.4)%	(26.2)%
Change in valuation allowance	2.0%	5.2%
Income tax provision expense	5.6%	-%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the items disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On February 2, 2023, the Company entered into an arrangement to obtain financial advisory services for $2.0 million in connection with a specific target in the Company's search for a prospective initial Business Combination. The fee for these services is contingent upon the closing of the targeted transaction.

On February 10, 2023, the Company received notification from Citigroup Global Markets Inc. (“Citi”), the underwriters in the Company’s Initial Public Offering, that Citi waives entitlement it may have to the deferred underwriting commissions.

On January 19, 2023, pursuant to the Post-IPO Promissory Note, the Sponsor loaned the Company additional $725,000.

On March 1, 2023, the Company and Sponsor amended and restated the Post-IPO Promissory Note such that the Post-IPO Promissory Note will be repaid on the earlier of (i) December 15, 2023 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses, without interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of our audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION.

On April 14, 2022, the Company entered into the Post-IPO Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The Post-IPO Promissory Note is non-interest bearing and was to be repaid on the earlier of (i) December 31, 2022 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses, without interest. On December 12, 2022, the Company filed with the Secretary of State of the State of Delaware the “Extension Amendment to the Company’s amended and restated certificate of incorporation to change the date by which the Company must consummate an initial business combination from December 15, 2022 to the Combination Period. On March 1, 2023, the Company and Sponsor amended and restated the Post-IPO Promissory Note such that the A&R Promissory Note will be repaid on the earlier of (i) December 15, 2023 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses, without interest. As of March 1, 2023, the Company was provided aggregate advances of $1,692,640 in loan proceeds pursuant to the A&R Promissory Note.

On January 9, 2023, the Company received a notice from Nasdaq indicating that the Company was deficient in meeting the requirements of Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders no later than one year after the end of the Company’s 2021 fiscal year-end. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company has 45 calendar days (or until February 23, 2023) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 29, 2023, to regain compliance. The Company intends to submit a compliance plan within the specified period. While the plan is pending, the Company’s securities will continue to trade on Nasdaq.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Richard T. Burke	79	Chief Executive Officer and Chairman
Isaac Applbaum	62	President and Director
Ryan Burke	49	Chief Financial Officer and Director
Steven Schwartz	59	Executive Vice President of M&A
Jeffrey A. Leerink	58	Director
Lee Shapiro	67	Director
Mark A. Thierer	63	Director
Natasha Deckmann	46	Director

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

Natasha Deckmann, one of our directors, serves as the Chief Operating Officer and Chief Clinical Officer for SecureSeniorConnectionsTM (SSC), a digital platform focused on preventing and reducing loneliness and social isolation in seniors, where she has been since September 2020. Dr. Deckmann is a passionate advocate for transforming healthcare and finding ways to improve the consumer experience and reduce total cost of care. She has extensive clinical and population health management leadership skills and private equity advisory and operating experience. From May 2018 to January 2020 Dr. Deckmann was the CEO of CarePoint Health System, a three hospital and medical group system in New Jersey. Prior to joining CarePoint Dr. Deckmann held several leadership positions at Optum from 2013 to January 2018. Her tenure included serving as head of Population Health Solutions at Optum Health, a comprehensive population health management business. She also served as Chief Operating Officer of Consumer Solutions Group at Optum. Prior to Optum, she held a number of senior leadership roles at Marsh Inc., including Chief Operating Officer of the International Division. Dr. Deckmann joined Marsh from Oliver Wyman, having led strategic consulting engagements for clients across the health care industry, including the US government. Since November 2021 Dr. Deckmann has served on the board of Two Chairs, a venture backed mental health company, and she served as an independent board director for Women’s Health USA from May 2018 to August 2021. She is a member of the Executive Partner Program with Health Enterprise Partners. Dr. Deckmann earned a Bachelor of Science in Economics from the University of Michigan, an MBA from the Kellogg School of Management at Northwestern University and a Doctorate of Medicine from the Feinberg School of Medicine at Northwestern University. Dr. Deckmann brings to the Board extensive executive leadership and operational expertise, experience in healthcare technology, healthcare payer and provider expertise, and human capital management skills. Dr. Deckmann also offers experience in risk management oversight and governance practices through her service on various board of directors.

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

The following table is based on 11,578,794 shares of common stock outstanding as of the date of this Annual Report, of which 1,228,794 were shares of Class A common stock and 10,350,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class B Common Stock
Health Connect Acquisitions Holdings LLC(2)(3)	-	-	10,350,000	100%
Richard T. Burke(2)(3)	-	-	10,350,000	100%
Isaac Applbaum(2)(3)	-	-	10,350,000	100%
Ryan Burke(2)(3)	-	-	10,350,000	100%
Steven Schwartz	-	-	-	-
Jeffrey A. Leerink	-	-	-	-
Lee Shapiro	-	-	-	-
Mark A. Thierer	-	-	-	-
Natasha Deckmann(4)	3,850	*	-	-
All executive officers and directors as a group (8 individuals)	-	-	10,350,000	100%
Moore Capital Management, LP, MMF LT, LLC, Moore Global Investments, LLC, Moore Capital Advisors, L.L.C. and Louis M. Bacon(5)	500,000	40.7%	-	-

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 7114 East Stetson Drive, Suite 400, Scottsdale, AZ 85251.

(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.

(3)	Health Connect Acquisitions Holdings LLC is the record holder of the shares reported herein. Each of Messrs. Applbaum, Richard T. Burke and Ryan Burke are the managers of Health Connect Acquisitions Holdings LLC. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers. No individual manager exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(4)	Natasha Deckmann purchased 3,850 units of the Company at the time of the Public Offering, and prior to being appointed as a director.

(5)	According to a Schedule 13G filed on February 14, 2023, Moore Capital Management, LP, a Delaware limited partnership (“MCM”), MMF LT, LLC, a Delaware limited liability company (“MMF”), Moore Global Investments, LLC, a Delaware limited liability company (“MGI”), Moore Capital Advisors, L.L.C., a Delaware limited liability company (“MCA”) and Mr. Louis M. Bacon, a United States Citizen may be deemed to have shared voting and dispositive power with respect to the 500,000 shares of Class A common stock held by MMF. In addition, MMF also directly holds warrants to purchase 250,000 Shares (“Warrants”). MCM, as the investment manager of MMF, has voting and investment control over the shares held by MMF. MGI and MCA are the sole owners of MMF. Mr. Bacon is Chairman, Chief Executive Officer and a Director of MCM, controls the general partner of MCM, is the chairman and director of MCA, and is the indirect majority owner of MMF. The business address for this stockholder is 11 Times Square, 39th Floor, New York, New York 10036.

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

Related Party Notes

On April 14, 2022, the Company entered into the Post-IPO Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 31, 2022 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Post-IPO Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by the Company during the first quarter of 2022 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of April 14, 2023, there was approximately $1.7 million outstanding under the Post-IPO Promissory Note.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, of services rendered totaled $104,751 and $136,218, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the years ended December 31, 2022 and 2021,we did not pay Marcum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2022 and 2021, we occurred $8,755 and $7,725 tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31,2022 and 2021, we did not pay Marcum any other fees.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

4.4	Warrant Agreement between Senior Connect Acquisition Corp. I and Continental Stock Transfer & Trust Company, dated as of December 10, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-3973), filed with the SEC on March 31, 2021).

10.1	Letter Agreement among Senior Connect Acquisition Corp. I, Health Connect Acquisitions Holdings LLC, its officers and directors, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.2	Investment Management Trust Agreement between Senior Connect Acquisition Corp. I and Continental Stock Transfer & Trust Company, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.3	Registration Rights Agreement between Senior Connect Acquisition Corp. I and Health Connect Acquisitions Holdings LLC, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.4	Private Placement Warrants Purchase Agreement between Senior Connect Acquisition Corp. I and Health Connect Acquisitions Holdings LLC, dated as of December 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

10.5	Administrative Services Agreement, dated December 10, 2020, between the Company and Health Connect Acquisitions Holdings LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39793), filed with the SEC on December 15, 2020).

Exhibit Number	Description
10.6	Promissory Note, dated as of August 27, 2020, issued to Health Connect Acquisitions Holdings LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-250932), filed with the SEC on November 24, 2020).

10.7	Securities Subscription Agreement between Health Connect Acquisitions Holdings LLC and Senior Connect Acquisition Corp. I (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

10.8	Joinder Agreement, dated December 27, 2021, by and between the Company and Natasha Deckmann (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39793) filed with the SEC on January 3, 2022).

10.9	Promissory Note, dated as of April 14, 2022, issued to Health Connect Acquisitions Holdings LLC (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-39793), filed with the SEC on April 15, 2022).

10.10	Amended and Restated Promissory Note, dated as of March 1, 2023, issued to Health Connect Acquisitions Holdings LLC (Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K (File No. 001-39793), filed with the SEC on March 2, 2023.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-250932), filed with the SEC on November 24, 2020).

24.1	Power of Attorney (included on the signature page herein).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR CONNECT ACQUISITION CORP. I

	By:	/s/ Richard T. Burke
		Name:	Richard T. Burke
Dated: April 14, 2023		Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

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

Name	Title	Date

/s/ Richard T. Burke	Chief Executive Officer and Chairman	April 14, 2023
Richard T. Burke	(Principal Executive Officer)

/s/ Isaac Applbaum	President and Director	April 14, 2023
Isaac Applbaum

/s/ Ryan Burke	Chief Financial Officer and Director	April 14, 2023
Ryan Burke	(Principal Financial and Accounting Officer)

/s/ Steven Schwartz	Executive Vice President of M&A	April 14, 2023
Steven Schwartz

/s/ Jeffrey A. Leerink	Director	April 14, 2023
Jeffrey A. Leerink

/s/ Lee Shapiro	Director	April 14, 2023
Lee Shapiro

/s/ Mark A. Thierer	Director	April 14, 2023
Mark A. Thierer

/s/ Natasha Deckmann	Director	April 14, 2023
Natasha Deckmann