Form 10-Q
period 2023-03-31
Senior Connect Acquisition Corp. I
filed 2023-05-15
CIK 1823854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, 1,228,794 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

SENIOR CONNECT ACQUISITION CORP. I

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SENIOR CONNECT ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$112,909	$7,566
Prepaid expenses	125,751	67,500
Total current assets	238,660	75,066
Cash held in Trust Account	12,548,091	12,535,908
Total Assets	$12,786,751	$12,610,974

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$666,275	$647,172
Accrued expenses	541,265	260,844
Accrued expenses - related party	273,500	243,500
Franchise tax payable	95,500	51,200
Income tax payable	418,954	408,215
Note payable - related party	1,815,140	967,640
Total current liabilities	3,810,634	2,578,571
Derivative warrant liabilities	1,239,200	1,858,800
Deferred underwriting commissions	—	14,490,000
Total Liabilities	5,049,834	18,927,371

Commitments & Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 1,228,794 shares issued and outstanding at $10.00 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	12,287,940	12,287,940

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued and outstanding (excluding 1,228,794 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,035	1,035
Additional paid-in capital	14,084,280	—
Accumulated deficit	(18,636,338)	(18,605,372)
Total Stockholders’ Deficit	(4,551,023)	(18,604,337)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$12,786,751	$12,610,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Operating expenses
General and administrative expenses	$1,066,684	$567,932
Administrative fees - related party	30,000	30,000
Franchise tax expenses	44,300	49,315
Loss from operations	(1,140,984)	(647,247)
Change in fair value of warrant liabilities	619,600	10,843,000
Reversal of transaction costs incurred in connection with IPO	405,720	—
Net gain from investments held in Trust Account	95,437	36,569
(Loss) income before income tax	(20,227)	10,232,322
Income tax expense	10,739	—
Net (loss) income	$(30,966)	$10,232,322

Weighted average shares outstanding of Class A common stock, basic and diluted	1,228,794	41,400,000

Basic and diluted net (loss) income per share of Class A common stock	$(0.00)	$0.20

Weighted average shares outstanding of Class B common stock, basic and diluted	10,350,000	10,350,000

Basic and diluted net (loss) income per share of Class B common stock	$(0.00)	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	10,350,000	$1,035	$—	$(18,605,372)	$(18,604,337)
Reversal of transaction costs incurred in connection with IPO	—	—	—	—	14,084,280	—	14,084,280
Net loss	—	—	—	—	—	(30,966)	(30,966)
Balance - March 31, 2023 (unaudited)	—	$—	10,350,000	$1,035	$14,084,280	$(18,636,338)	$(4,551,023)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	10,350,000	$1,035	$—	$(31,140,522)	$(31,139,487)
Net income	—	—	—	—	—	10,232,322	10,232,322
Balance - March 31, 2022 (unaudited)	—	$—	10,350,000	$1,035	$—	$(20,908,200)	$(20,907,165)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SENIOR CONNECT ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(30,966)	$10,232,322
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	(619,600)	(10,843,000)
Reversal of transaction costs incurred in connection with IPO	(405,720)	—
Net gain from investments held in Trust Account	(95,437)	(36,569)
Changes in operating assets and liabilities:
Prepaid expenses	(58,251)	16,750
Accounts payable	19,103	137,656
Accrued expenses - related party	30,000	30,000
Accrued expenses	280,421	(43,843)
Franchise tax payable	44,300	49,314
Income tax payable	10,739	—
Net cash used in operating activities	(825,411)	(457,370)

Cash Flows from Investing Activities
Interest released from Trust Account to settle Delaware franchise tax obligation	83,254	—
Net cash provided by investing activities	83,254	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	847,500	370,000
Net cash provided by financing activities	847,500	370,000

Net change in cash	105,343	(87,370)

Cash - beginning of the period	7,566	179,048
Cash - end of the period	$112,909	$91,678

Non-Cash Investing and Financing Activities
Reversal of transaction costs incurred in connection with IPO	$14,490,000	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from August 27, 2020 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

The Company will provide holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act ), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

On December 12, 2022, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to change the date by which it must consummate a Business Combination to December 15, 2023 from December 15, 2022, 24 months from the closing of the Initial Public Offering to the Combination Period. The Company’s stockholders approved the Extension Amendment at a special meeting of the stockholders of the Company (the “Special Meeting”) on December 9, 2022. In connection with the Special Meeting, stockholders holding 40,171,206 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of approximately $405.8 million. Following such redemptions, approximately $12.4 million was left in trust and 1,228,794 Public Shares remained outstanding.

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquired Public Shares in or after the Initial Public Offering, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had approximately $113,000 in its operating bank account and a working capital deficit of approximately $1.5 million, not taking into account tax obligations of approximately $260,000 that may be paid from income earned on investments held in Trust Account, and approximately $1.8 million outstanding under the note payable- related party.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the Sponsor to purchase Founders Shares, and loan proceeds from the Sponsor of approximately $139,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 16, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through certain portion of proceeds from the consummation of the Private Placement held outside of the Trust Account and borrowings from the Company’s Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans as more fully described and defined in Note 4. Other than the Post-IPO Promissory Note, there were no Working Capital Loans outstanding as of March 31, 2023 and December 31, 2022.

On April 14, 2022, the Company formalized prior borrowings and entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3.0 million (the “Post-IPO Promissory Note”). Through March 31, 2023, the Company borrowed approximately $1.8 million in cash under the Post-IPO Promissory Note, with $1.2 million principal balance unutilized. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 15, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would be required to repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from the Trust Account would be used for such repayment.

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

Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that the unaudited condensed financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidation condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the period ending December 31, 2023 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2023.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making significant estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

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

Previously, and as of December 13, 2021, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities is presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company accounts for its warrants issued in connection with the Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each condensed balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of warrants issued in connection with the Private Placement have been estimated using a modified Black-Scholes model at each condensed balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded in February 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. In connection with the Special Meeting, in December 2022, stockholders holding 40,171,206 Public Shares redeemed their shares for cash. Accordingly, as of March 31, 2023 and December 31, 2022, 1,228,794 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Our effective tax rate was (53.1%) and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liabilities and the valuation allowance on the deferred tax assets.

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

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing the net income by the weighted average number of common stock outstanding for the respective period.

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since their exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three months ended March 31, 2023 and 2022. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock for each class of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net (loss) income	$(3,286)	$(27,680)	$8,185,858	$2,046,464

Denominator:
Weighted average common stock outstanding, basic and diluted	1,228,794	10,350,000	41,400,000	10,350,000

Basic and diluted net (loss) income per share of common stock	$(0.00)	$(0.00)	$0.20	$0.20

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

Note 4 - Related Party Transactions

Founder Shares

On August 27, 2020, the Sponsor subscribed to purchase 10,062,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), and fully paid for those shares on September 22, 2020. On November 23, 2020, the Sponsor surrendered 1,437,500 shares of Class B common stock to the Company for cancellation for no consideration. On December 10, 2020, the Company effected a 1:1.2 stock split of Class B common stock, resulting in an aggregate of 10,350,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and the stock split. The initial stockholders agreed to forfeit up to 1,350,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 15, 2020; thus, these 1,350,000 Founder Shares were no longer subject to forfeiture.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, other than the Post-IPO Promissory Note, the Company had no borrowings under the Working Capital Loans.

On April 14, 2022, the Company entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $3.0 million Post-IPO Promissory Note. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 15, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from the Trust Account would be used for such repayment. If the Company fully draws down on the Post-IPO Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. Borrowings made by the Company during the first quarter of 2023 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022.

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

As of March 31, 2023, there was approximately $1.8 million outstanding under the Post-IPO Promissory Note, with $1.2 million principal balance unutilized.

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. The Company incurred $30,000 and $30,000 in connection with such services for the three months ended March 31, 2023 and 2022, as reflected in the accompanying condensed statements of operations. As of March 31, 2023 and December 31, 2022, approximately $274,000 and $244,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying condensed balance sheets.

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

Financial Advisory Services

On February 2, 2023, the Company entered into an arrangement to obtain financial advisory services for $2.0 million in connection with a specific target in the Company’s search for a prospective initial Business Combination. The fee for these services is contingent upon the closing of the targeted transaction.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, approximately $8.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $14.5 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee would become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On February 10, 2023, the underwriter waived its entitlement to the payment of any deferred discount to be paid under the terms of underwriting agreement. As a result, the reduction in deferred fees was split on a pro rata basis between additional paid-in capital and other income based upon the original amount of the deferred underwriting fee’s allocation to the liability-classified instruments in the initial public offering. Therefore, the deferred underwriting fee was reduced by $14,490,000, of which $405,720 is shown in the condensed statement of operations as the reversal of transaction costs incurred in connection with IPO and $14,084,280 is charged to additional paid-in capital in the statement of stockholders’ deficit. As a result of the reduction, the outstanding deferred underwriting fee payable was reduced to zero.

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

Note 6 - Warrants

As of March 31, 2023 and December 31, 2022, the Company had 20,700,000 Public Warrants and 10,280,000 Private Placement Warrants.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except pursuant to certain limited exceptions to the officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and, except as set forth below, they are not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 1,228,794 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,592,000)
Offering costs allocated to Class A common stock	(22,679,546)
Redemption of Public Shares	(405,789,421)
Plus:
Re-measurement on Class A common stock to redemption value	38,348,907
Class A common stock subject to possible redemption as of December 31, 2022 and March 31, 2023	$12,287,940

Note 8 - Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 1,228,794 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and classified as temporary equity (see Note 7).

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, 10,350,000 shares of Class B common stock were issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities - Public Warrants	$828,000	$—	$—	$828,000
Warrant liabilities - Private Placement Warrants	$—	$—	$411,200	$411,200

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities - Public Warrants	$1,242,000	$—	$—	$1,242,000
Warrant liabilities - Private Placement Warrants	$—	$—	$616,800	$616,800

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrant transferred from a Level 3 measurement to a Level 1 measurement as such warrants began to be separately listed and traded in February 2021. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023.

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

The fair value of warrants issued in connection with the Private Placement has been estimated using a modified Black-Scholes model at each condensed balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation, a Level 3 measurement, and subsequently been measured at each measurement date based on the market price of such warrants, a Level 1 measurement as such warrants began to be separately listed and traded in February 2021. For the three months ended March 31, 2023 and 2022, the Company recognized a gain from the decrease in the fair value of warrant liabilities of approximately $620,000 and $10.8 million, respectively, presented as change in fair value of warrant liabilities on the accompanying condensed statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the three months ended March 31, 2023 and 2022 is summarized as follows:

Warrant liabilities as of December 31, 2022	$616,800
Change in fair value of warrant liabilities	(205,600)
Warrant liabilities as of March 31, 2023	$411,200

Warrant liabilities as of December 31, 2021	$5,448,400
Change in fair value of warrant liabilities	(3,598,000)
Warrant liabilities as of March 31, 2022	$1,850,400

 The estimated fair value of the private placement warrants as of March 31, 2023 and December 31, 2022 was determined using Level 3 inputs. Inherent in modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the Level 3 fair value measurement inputs at their measurement dates:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock Price	$10.06	$9.76
Term (in years)	5.51	5.75
Volatility	5.10%	4.90%
Risk-free interest rate	3.52%	3.90%
Dividend yield	—	—

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 17, 2023, pursuant to the Post-IPO Promissory Note, the Sponsor loaned the Company an additional $390,000. There was approximately $2.2 million outstanding under the Post-IPO Promissory Note, with $0.8 million principal balance unutilized.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on August 27, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Our sponsor is Health Connect Acquisitions Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, we consummated the Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the issuance of 5,400,000 Units as a result of the underwriter’s exercise of its over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.3 million, inclusive of approximately $14.5 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 10,280,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to our Sponsor, generating gross proceeds to us of approximately $10.3 million.

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million ($10.00 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the Private Placement was placed in Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of the Business Combination and (ii) the distribution of the Trust Account as described below.

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

On December 12, 2022, we filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation to change the date by which we must consummate a Business Combination to December 15, 2023 from December 15, 2022, 24 months from the closing of the Initial Public Offering to the Combination Period. Our stockholders approved the Extension Amendment at the Special Meeting on December 9, 2022. In connection with the Special Meeting, stockholders holding 40,171,206 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of approximately $405.8 million. Following such redemptions, approximately $12.4 million was left in trust and 1,228,794 Public Shares remained outstanding.

Results of Operations

Our entire activity since inception through March 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of approximately $31,000, which consisted of approximately $620,000 in change in fair value of warrant liabilities, approximately $95,000 of interest income from investments held in Trust Account and approximately $406,000 in reversal of transaction costs incurred in connection with IPO, partially offset by approximately $1.07 million in general and administrative expenses, $30,000 of related party administrative fees, approximately $44,000 in franchise tax expense and approximately $11,000 income tax expense.

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

Liquidity, Capital Resources, and Going Concern

As of March 31, 2023, we had approximately $113,000 in our operating bank account and a working capital deficit of approximately $1.5 million, not taking into account tax obligations of approximately $260,000 that may be withdrawn from income earned on investments held in Trust Account and approximately $1.8 million under the note payable – related party.

Prior to the consummation of the Initial Public Offering on December 15, 2020, our liquidity needs were satisfied through the receipt of $25,000 from our Sponsor in exchange for the issuance of Class B common stock, and the proceeds of a promissory note from our Sponsor. Subsequent to the consummation of the Public Offering and Private Placement, our liquidity needs have been satisfied with certain portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. As of March 31, 2023 and December 31, 2022, other than the Post-IPO Promissory Note, there were no Working Capital Loans.

Through March 31, 2023, our Sponsor loaned us approximately $1.8 million in cash, under the Post-IPO Promissory Note. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 15, 2023 and the date on which we consummate our initial business combination. If we complete a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from the Trust Account would be used for such repayment.

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

Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that we would not be able to meet its obligations within one year after the date that the unaudited condensed financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 15, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On August 27, 2020, the Sponsor subscribed to purchase 10,062,500 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”), and fully paid for those shares on September 22, 2020. On November 23, 2020, the Sponsor surrendered 1,437,500 shares of Class B common stock to us for cancellation for no consideration. On December 10, 2020, we effected a 1:1.2 stock split of Class B common stock, resulting in an aggregate of 10,350,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and the stock split. The initial stockholders agreed to forfeit up to 1,350,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 15, 2020; thus, these 1,350,000 Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to provide Working Capital Loans to the Company. If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, other than the Post-IPO Promissory Note, we had no Working Capital Loans.

On April 14, 2022, we entered into the Post-IPO Promissory Note. The Post-IPO Promissory Note is non-interest bearing and due on the earlier of December 15, 2023 and the date on which we consummate its initial business combination. If we complete a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from the Trust Account would be used for such repayment. If we fully draw down on the Post-IPO Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. Borrowings made by us during the first quarter of 2023 were subsequently formalized with the execution of the Post-IPO Promissory Note on April 14, 2022. As of March 31, 2023, there was approximately $1.8 million outstanding under the Post-IPO Promissory Note.

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

As of March 31, 2023, there was approximately $1.8 million outstanding under the Post-IPO Promissory Note, with $1.2 million principal balance unutilized.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, approximately $8.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $14.5 million in the aggregate, will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $30,000 in connection with such services for the three months ended March 31, 2023 and 2022, as reflected in the accompanying condensed statements of operations, respectively. As of March 31, 2023 and December 31, 2022, an aggregate of $274,000 and $244,000 in accrued expenses with related party was outstanding, respectively, as reflected in the accompanying condensed balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. In connection with the Special Meeting, in December 2022, stockholders holding 40,171,206 Public Shares redeemed their shares for cash. Accordingly, as of March 31, 2023 and December 31, 2022, 1,228,794 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the condensed balance sheets.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement Warrants to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three months ended March 31, 2023 and 2022. Re-measurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

We account for our warrants issued in connection with the Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each condensed balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of warrants issued in connection with the Private Placement have been estimated using a modified Black-Scholes model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the listed trading price of such warrants when separately listed and traded in February 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of our audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 14, 2023 and, most recently, the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on December 13, 2022, we instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and now hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which reduces the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in December 2020 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 29 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of March 31, 2023, amounts held in the Trust Account included approximately $0.1 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on December 13, 2022, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we liquidated the securities held in the Trust Account, and hold all funds in the Trust Account in cash, which further reduces the dollar amount our public shareholders would receive upon any redemption or our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 9, 2023, the Company received a notice from Nasdaq indicating that the Company was deficient in meeting the requirements of Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders no later than one year after the end of the Company’s 2021 fiscal year-end. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company submitted a plan to regain compliance and, on March 30, 2023, Nasdaq accepted the plan and granted the Company until June 29, 2023 to regain compliance. The Company’s securities will continue to trade during the interim period. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

On March 24, 2023, the Company received a letter from the listing qualifications department staff of Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). The notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “SNRH.” While the Company is exercising diligent efforts to maintain the listing of its common stock on the Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933 as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2023

SENIOR CONNECT ACQUISITION CORP. I

By:	/s/ Ryan Burke
Name:	Ryan Burke
Title:	Chief Financial Officer